Form 10-Q
period 1996-06-30
GOLD COIN INC
filed 1996-08-13
CIK 899887

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1996
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes     X         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 1996, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS


                          LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                     June 30, 1996          December  31, 1995
                                                                     -------------          ------------------
Current assets:
     Cash and cash equivalents................................           $  18,466                   $  22,148
     Restricted cash..........................................                   -                       8,858
     Accounts receivable, net.................................               1,560                         597
     Inventories..............................................               1,046                         885
     Prepaid expenses.........................................               2,732                       2,731
                                                                         ---------                   ---------
         Total current assets.................................              23,804                      35,219
                                                                         ---------                   ---------

Property and equipment,  net of accumulated  depreciation and amortization  of $22,954 and $17,611 as of June 30, 1996
     and December 31, 1995, respectively......................             174,540                     155,664


Other assets:
     Pre-opening costs........................................               1,304                       1,100
     Deferred financing fees and costs, net of
         accumulated amortization of $2,039 and
         $1,607 as of June 30, 1996 and
         December 31, 1995, respectively......................               4,037                       4,470
     Investment in unconsolidated affiliates, net.............              20,290                      17,619
     Other....................................................               3,822                       3,209
                                                                         ---------                   ---------
                                                                            29,453                      26,398
                                                                         ---------                   ---------
TOTAL ASSETS..................................................           $ 227,797                   $ 217,281
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



                          LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30, 1996           December 31, 1995
                                                                     -------------           -----------------

Current liabilities:
     Current portion of long-term debt........................           $   3,616                   $   5,624
     Accrued interest.........................................               1,434                       2,326
     Accounts payable.........................................               5,101                       3,240
     Construction and retention payables......................               3,916                       3,126
     Income taxes payable.....................................                 215                         195
     Other accrued liabilities................................               8,499                       9,191
                                                                         ---------                   ---------
         Total current liabilities............................              22,781                      23,702
                                                                         ---------                   ---------

Long-term debt:
     Mortgage notes payable...................................             173,500                     173,500
     Other long-term debt.....................................               8,785                       3,473
                                                                         ---------                   ---------
         Total long-term debt.................................             182,285                     176,973
                                                                         ---------                   ---------

              Total liabilities...............................             205,066                     200,675
                                                                         ---------                   ---------

Commitments and contingencies (Notes 7, 8, 9 and 11)

Series A mandatory cumulative  redeemable preferred stock,
     $35.80 and $33.83, as of June 30, 1996 and
     December 31, 1995,  respectively per share liquidation
     value, 1,800,000 shares authorized, 433,638 shares
     issued and outstanding...................................              15,525                      14,669
                                                                         ---------                   ---------

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                  29                          29
     Additional paid-in capital...............................              31,382                      31,382
     Accumulated deficit......................................             (24,205)                    (29,474)
                                                                         ---------                   ---------
         Total stockholders' equity...........................               7,206                       1,937
                                                                         ---------                   ---------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................           $ 227,797                   $ 217,281
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



                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                 Three Months Ended                    Six Months Ended
                                                                       June 30,                            June 30,
                                                                 1996           1995                 1996           1995
                                                                 ----           ----                 ----           ----
Revenues:
     Casino..........................................         $ 36,623       $ 34,515             $ 71,345       $ 66,518
     Food and beverage...............................            3,968          3,557                7,812          7,015
     Hotel...........................................            1,055            507                1,580          1,525
     Equity in net income (loss) of affiliates.......            1,523         (1,041)               2,661         (1,041)
     Other...........................................            1,158          1,146                2,324          1,440
                                                              --------       --------             --------       --------
         Gross revenues..............................           44,327         38,684               85,722         75,457
         Less: Promotional allowances................           (2,828)        (2,170)              (5,55)         (4,296)
                                                              --------       --------             --------       --------
         Net revenues................................           41,499         36,514               80,163         71,161

Costs and expenses:
     Casino..........................................           13,496         12,024               26,794         23,409
     Food and beverage...............................            1,717          2,103                3,383          4,112
     Hotel...........................................              430            309                  715          1,035
     Other...........................................               71             70                  143             147
     Selling, general and
         administrative..............................           14,122         12,819               26,150         25,253
     Related party management/license fees...........              515          1,369                1,043          2,539
     Depreciation and amortization...................            2,646          2,317                5,393          4,621
     Pre-opening expenses............................              247              -                  247              -
                                                              --------       --------             --------       --------
         Total costs and expenses....................           33,244         31,011               63,868         61,116
                                                              --------       --------             --------       --------

Operating income ....................................            8,255          5,503               16,295         10,045

Other income (expense):
     Interest income.................................              319            265                  638            568
     Interest expense................................           (5,341)        (5,046)             (10,661)        (9,674)
     Other...........................................               44             12                   97           (399)
                                                              --------       --------             --------       --------

Income before income tax
     provision and extraordinary item................            3,277            734                6,369            540
                                                              --------       --------             --------       --------















                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.



                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                                1996           1995               1996           1995
                                                                ----           ----               ----           ----

Income before income tax
     provision and extraordinary item................           3,277            734              6,369            540

Income tax provision.................................             120              -                244              -
                                                            ---------      ---------          ---------      ---------

Income before extraordinary
     item............................................           3,157            734              6,125            540
Extraordinary gain on early
     extinguishment of debt..........................               -              -                  -          2,257
                                                            ---------      ---------          ---------      ---------

NET INCOME...........................................           3,157            734              6,125          2,797

Preferred stock dividends............................             434            387                856            764
                                                            ---------      ---------          ---------      ---------
Income applicable to
     common stockholders.............................       $   2,723      $     347          $   5,269      $   2,033
                                                            =========      =========          =========      =========

NET INCOME PER SHARE

     Before extraordinary item.......................       $    0.11      $    0.03          $    0.21      $    0.02
                                                            =========      =========          =========      =========
     Extraordinary item..............................       $       -      $       -          $       -      $    0.08
                                                            =========      =========          =========      =========
     Applicable to common stockholders...............       $    0.09      $    0.01          $    0.18      $    0.07
                                                            =========      =========          =========      =========

Weighted average number of common
     shares outstanding..............................      29,285,698     29,285,698         29,285,698     28,619,031
                                                           ==========     ==========         ==========     ==========





















                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.


                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                  Six Months Ended
                                                                      June 30,
                                                                 1996          1995
                                                                 ----          ----
Cash flows from operating activities:
   Net income...................................                 6,125         2,797
   Adjustments to reconcile net
     income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization..............                 5,393         4,621
     Amortization of bond offering
       fees and costs...........................                   432           439
       Loss on disposition of assets............                     -           481
     Gain on early extinguishment
       of debt..................................                     -        (2,257)
   Equity in net (income) loss of
     unconsolidated affiliates..................                (2,661)        1,041
   (Increase) decrease in assets:
     Accounts receivable........................                  (963)          408
     Inventories................................                  (161)           (8)
     Prepaid expenses...........................                    (1)          256
   Increase (decrease) in liabilities:
     Accounts payable...........................                 1,861        (1,154)
     Accrued interest...........................                  (893)         (133)
     Other accrued liabilities..................                  (701)        1,411
     Federal income taxes payable...............                    20             -
                                                              --------      --------
Net cash provided by (used in)
   operating activities.........................                 8,451         7,902
                                                              --------      --------

Cash flows from investing activities:
   Purchase of property and equipment...........               (17,502)       (8,321)
   Construction and retention payables..........                   790        (5,770)
   Pre-opening costs............................                  (204)         (227)
   Investments in unconsolidated affiliates.....                     -        (2,426)
   Restricted cash..............................                 8,858           (29)
   Other assets.................................                  (613)         (296)
                                                              --------      --------
Net cash provided by (used in) investing
   activities...................................                (8,671)      (17,069)
                                                              --------      --------











                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.



                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  (in thousands, except supplemental schedule)
                                   (Unaudited)



                                                             Six Months Ended
                                                                  June 30,
                                                            1996          1995
                                                            ----          ----

Cash flows from financing activities:
   Issuance of notes payable....................              40            219
   Payments on debt and slot contracts..........          (3,502)        (3,578)
                                                        --------       --------

Net cash provided by (used in) financing
   activities...................................          (3,462)        (1,359)
                                                        --------       --------


Net increase (decrease) in cash and cash
   equivalents..................................          (3,682        (10,526)
Cash and cash equivalents,
   beginning of period..........................          22,148         28,914
                                                        --------       --------
Cash and cash equivalents, end of period                $ 18,466       $ 18,388
                                                        ========       ========


Supplemental disclosures of cash flow
   information :
     Cash paid during the period for:
       Interest (net of amount capitalized
         of $514 and $519 for the six months
         ended June 30, 1996 and 1995,
         respectively) .........................        $ 11,121       $  9,187
                                                        --------       --------
       Income taxes paid........................        $    225       $      -
                                                        --------       --------


Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $856,000 and $764,000 for the periods ended June 30, 1996 and 1995, respectively.

On April 15, 1995, Lady Luck Mississippi acquired the River Park Hotel for approximately $4,000,000, including approximately $1,000,000 cash and a mortgage note for the balance.

During the second quarter of 1996, certain subsidiaries acquired slot machines in exchange for approximately $3,800,000 of indebtedness.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   The Company and Basis of Presentation

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the first and second quarters of 1996 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. The Company has made certain reclassifications for the three and six months ended June 30, 1995 in order to present comparable amounts.

   The consolidated financial statements of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively "the Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc.("LLV") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Gold Coin Incorporated ("GCI"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK") a 93% owned Missouri corporation; Magnolia Lady, Inc. ("MLI"), a Mississippi corporation; Lady Luck Quad Cities, Inc. ("LLQC") a Delaware corporation; and Old River Development, Inc. ("ORD"), a Mississippi corporation. The Company also owns investments in joint ventures with BRDC and Bally's (see Note 4) which are accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

   LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew Tompkins, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi. GCI reopened on May 28, 1993; LLT began dockside casino operations on September 18, 1993 in Southern Tunica County, Mississippi and ceased operations on April 24, 1994, LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi, and MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations of Lady Luck Rhythm & Blues on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, and commenced gaming operations of Country Casino, as defined below, on May 21, 1996. ORD commenced operation of a 240-room hotel on August 24, 1994. All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

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

   A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. Four initiatives to legalize certain forms of gaming, and one to prohibit all forms of gaming (including pari-mutuel wagering) were submitted to the Arkansas Secretary of State for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures, then such initiatives will be placed before the voters in November 1996. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

3.   Net Income Per Share

   Net income per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three and six month periods ended June 30, 1996 and 1995, as the effect would be anti-dilutive or would dilute earnings per share by less than one percent.

4.   Investment in Unconsolidated Affiliates

   The Company's investments in joint ventures with Bettendorf Riverfront Development Company ("BRDC") and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income (Loss) of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995.

   In December 1994, the Company entered into certain agreements (the "Joint Venture Agreement") to form a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a gaming vessel and associated land-side development in Bettendorf, Iowa ("Lady Luck Bettendorf"). The Joint Venture Agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to its appraised fair market rental value which is $187,500 per month (which has been abated by $37,500 per month). The Company is leasing a gaming vessel to the Bettendorf Joint Venture for approximately $200,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. Due to delays in completing the Missouri Project (as defined below), the gaming vessel being leased is the gaming vessel which had originally been intended for the Missouri Project. In addition, the Company is leasing certain gaming equipment to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month, its fair market rental value.

   Lady Luck Bettendorf commenced operations in April 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company's portion of net income of the Bettendorf Joint Venture is included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995. The Company has also been granted the right to manage Lady Luck Bettendorf for a management fee of 2% of annual gross revenue generated by the Bettendorf Joint Venture plus 7% of EBITDA, provided in no event that such fee shall exceed 4% of annual gross revenues (the fee for which has been abated by approximately $37,500 per month).



                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   Summarized  balance sheet  information for the Bettendorf Joint Venture as of
June 30, 1996 and December 31, 1995 is as follows (in thousands):
                                                               June 30, 1996            December 31, 1995

         Current assets                                          $     4,152                  $     3,142
         Property and equipment, net                                  11,979                       11,435
         Other assets                                                     13                            -
                                                                 -----------                  -----------
           Total assets                                          $    16,144                  $    14,577
                                                                 ===========                  ===========

         Current liabilities                                     $     3,137                  $     7,108
         Long-term liabilities                                         4,169                        1,880
         Members' equity                                               8,838                        5,589
                                                                 -----------                  -----------
           Total liabilities and
              members' equity                                    $    16,144                  $    14,577
                                                                 ===========                  ===========

   The Bettendorf Joint Venture's net income for 1995 includes pre-opening expenses of $2.2 million. Summarized results of operations for the Bettendorf
Joint Venture for the three and six month periods ended June 30, 1996 and 1995 are as follows (in thousands):

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                    1996            1995               1996             1995
                                                    ----            ----               ----             ----

         Net revenues                             $ 16,622        $ 10,128           $ 31,677         $ 10,128
         Costs and expenses                         14,772          11,893             28,428           11,893
                                                  --------        --------           --------         --------
         Net income                               $  1,850        $ (1,765)          $  3,249         $  1,765)
                                                  ========        ========           ========         ========


   In March 1995, the Company formed a joint venture with affiliates of Bally's to complete a casino/hotel project in Northern Tunica County, Mississippi (the "Bally's Joint Venture"). Upon formation of the Bally's Joint Venture, the Company's subsidiary, ORD, contributed its existing 240-room hotel in Northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a dockside casino (the "Dockside Casino") and certain other assets to the joint venture. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and, in 1995, provided a reserve of $350,000 relating to any unfavorable resolution of these matters. Hotel operations of the Bally's Joint Venture commenced in April 1995 and casino operations commenced in December 1995.



                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   Summarized balance sheet information for the Bally's Joint Venture as of June
30, 1996 and December 31, 1995 is as follows (in thousands):
                                                       June 30, 1996            December 31, 1995
                                                       -------------            -----------------

              Current assets                            $    10,188               $    10,110
              Property and equipment, net                    52,017                    51,511
              Other assets                                    1,357                     4,329
                                                        -----------               -----------
                  Total assets                          $    63,562               $    65,950
                                                        ===========               ===========

              Current liabilities                       $    14,433               $     6,148
              Long-term liabilities                             348                       485
              Partners' capital                              48,781                    59,317
                                                        -----------               -----------
                  Total liabilities and
                      partners' capital                 $    63,562               $    65,950
                                                        ===========               ===========

   Summarized results of operations for the Bally's Joint Venture for the three and six month periods ended June 30, 1996 and 1995 are as follows (in thousands):

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,
                                                    1996           1995               1996             1995
                                                    ----           ----               ----             ----
              Net revenues                        $ 18,808       $    522           $ 39,237         $    522
              Costs and expenses                    17,098            973             36,274              973
                                                  --------       --------           --------         --------
              Net income                          $  1,710       $   (451)          $  2,963         $   (451)
                                                  ========       ========           ========         ========


   Net income of the Bally's Joint Venture for the three and six months ended June 30, 1996 reflects pre-opening expenses of $1.3 million and $3.3 million, respectively.



                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Long-Term Debt

   At June 30, 1996 and December 31, 1995, long-term debt consisted of the following (in thousands):

                                                                             June 30, 1996      December 31, 1995
11    7/8% First Mortgage Notes;  generally quarterly
      payments of interest only; due March 2001;
      collateralized by substantially all assets of the
      Company (the "2001 Notes")..........................                   $     173,500         $     173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal due  July 2001,
      collateralized by a deed of trust...................                           2,750                 3,000
Note payable to a corporation; annual payments of
      principal of $119,000 plus accrued interest at
      8%; due June 2003; collateralized by a land
      deed of trust.......................................                             833                   952
Notes payable to a corporation; non-interest bearing
      through December 1996; thereafter at prime
      plus 7%; secured by the equipment...................                           1,098                 1,574
Notes payable to a corporation; monthly payments
      of principal and interest at 13 1/4%; due
      February 1997; secured by the equipment.............                             326                   552
Note payable to a corporation; payment of principal
      and accrued interest at 14%; due March 1996;
      secured by a gaming vessel..........................                               -                 2,219
Note payable to a corporation; payment of principal
      and accrued interest at 13 1/4%; due January
      1997; secured by the equipment......................                             193                   294
Note payable to a corporation; non-interest bearing
      through June 1997; thereafter at prime plus
      3%; secured by the equipment........................                             522                     -
Note payable to a corporation; non-interest bearing
      through May 1997; thereafter at prime plus
      7%; secured by the equipment........................                           3,376                     -
Mortgage note payable to a corporation; quarterly
      payments of principal and interest at prime plus
      11/2% through April 2006 based on a 20 year                                    3,000                     -
      amortization; collateralized by a deed of trust.....
Other.....................................................                             303                   506
                                                                             -------------         -------------
                                                                                   185,901               182,597
Less current portion......................................                          (3,616)               (5,624)
                                                                             -------------         -------------
      Total long-term debt................................                   $     182,285         $     176,973
                                                                             =============         =============

     On February 17, 1994, the Company, through LLGFC, issued the 2001 Notes. The Indenture covering the 2001 Notes, as supplemented, (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales (d) to engage in other lines of business and (e) to maintain a minimum consolidated net worth. The Company believes it is in compliance with the Indenture as supplemented.

6.    Expansion Project and Hotel Acquisition

      Country Casino and Pavilion

      MLI, in response to insufficient capacity at peak times at Lady Luck Rhythm & Blues, expanded its facilities. The expansion project (the "Expansion") includes a new casino adjacent to Lady Luck Rhythm & Blues known as "Country Casino" and an entertainment facility known as the "Pavilion." The cost of the Expansion will not exceed $25 million which includes approximately $4.0 million of equipment and barges which the Company had previously acquired and not utilized for another development, and excludes the cost of approximately 175 slot machines and certain other gaming equipment transferred from Lady Luck Rhythm & Blues. Country Casino includes approximately 33,000 square feet of casino space, approximately 650 slot machines, 24 table games, five poker tables and a food court. The Pavilion includes approximately 25,000 square feet of entertainment and event space and two movie theaters. In addition, the Expansion includes an additional 650 parking spaces. The Company funded the Expansion with cash except for financing certain gaming equipment, primarily additional slot machines.

      River Park Hotel

      On April 15, 1996, LLM purchased from River Park Hotel Group, Inc. (the "Seller") the Best Western River Park Hotel (the "River Park"), a 148-room hotel in Natchez, Mississippi. The Company purchased the River Park for $4.0 million, with $1.0 million paid in cash at closing together with a non-recourse promissory note on the unpaid balance at the prime rate plus 1.5% with equal quarterly installments (based on a twenty year amortization schedule) and a balloon payment due on the tenth anniversary date of such note. The River Park was purchased subject to an existing lien for an outstanding note on the property which was retained by the Seller upon purchase. In accordance with the purchase agreement, the Seller must apply the Company's quarterly installments to pay down the existing $900,000 note. Upon final payment of the outstanding note, the pre-existing lien will be removed.

7.    Employment Agreements

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

8.    Litigation

      From time to time the Company is a party to legal proceedings arising in the ordinary course of business such as described below. Due to the uncertainty of the ultimate outcome of materiality of these matters, no accrual for any of these matters has been made as of June 30, 1996.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      Greek Lawsuits

      The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.9 million as of July 28, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

      Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. The Company has retained outside counsel to evaluate the allegations made by such individuals. The Company believes, based in part on advice of counsel, that it has meritorious defenses if such litigation is actually filed against the Company.

      Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered a judgement against the Company in the amount of approximately $375,000.00. The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

      Other Matters

      On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, LLM. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.    Commitments and Contingencies

      Lease Commitments

      MLI leases approximately 1,000 acres of land surrounding the Helena Bridge which connects Mississippi to Arkansas. The MLI lease provides that the monthly lease payment would increase by $150,000 per month beginning July 1, 1995 until an additional casino either north or south of the Lady Luck Rhythm & Blues property commences operation. In accordance with the lease agreement, this additional rent was paid by the Company. With the opening of the Country Casino on May 21, 1996, this provision was satisfied and the rental payment reverted to a percentage basis.

      LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside or riverboat casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments.

      Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property. The leases currently require annual payments of approximately $920,000 and provide for future increases based on the Consumer Price Index. The Company is seeking joint venture partners to assume the leases or to invest in the proposed casino project. The principal lease (the "Gulfport Lease") is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay the lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on its Gulfport project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that LLG has not satisfied the Improvement Requirement. The Company has been in discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. Because the Company has suspended development of its Gulfport project and in order to conserve its funds, the Company may not make the required monthly lease payments in the future. Accordingly, a reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998.

      Construction Commitment

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1996, approximately $6.0 million has been expended under this contract, with an additional $1.9 million included in construction payables. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project (as hereinafter defined) will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is not consummated, the Company may be responsible for the then outstanding obligations.

      Development Stage Projects

      In addition to its operating casinos, the Company has dockside or riverboat casino projects in various stages of development, in Kimmswick, Missouri and Vicksburg, Mississippi (the "Development Stage Projects"). The current status of each of these development stage projects is described below.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


             Kimmswick, Missouri

      The Company and a local investor had intended to develop a theme hotel and entertainment center, including a casino on a cruising vessel (the "Missouri Project"), in Jefferson County, Missouri, located just outside the city of Kimmswick and approximately 20 miles south of St. Louis. The Company has an option to lease an approximately 46 acre site (the "Kimmswick Site") for a term of 50 years.

       Through June 30, 1996, the Company had expended cash of approximately $8.4 million in the Missouri Project. Such investment consists of approximately $6.0 million for construction of a partially finished cruising vessel (see Construction Commitment above) and approximately $2.4 million in other costs associated with the development of the project. This investment excludes the cost of the cruising vessel which had initially been intended for use by the Missouri Project, which is now being leased to the Bettendorf Joint Venture.

      On November 30, 1995, the Company entered into a partnership agreement (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on the Kimmswick Site. Pursuant to the Kimmswick Agreement, the Company will contribute certain assets with a book value of approximately $8 million to the Kimmswick Joint Venture for a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8 million, LLK will be required to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15 million in cash for a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis will agree either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80 million, LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partners' share and have the entire contribution treated as a loan to the joint venture or to advance the non-contributing partners' share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partners' respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      The Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% of gross revenues plus 7% of earnings before interest, taxes, depreciation and amortization, but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate management fee in any year plus the amount of all distributions to the Company in such year generally will not exceed the amount of distributions to Davis in such year. The Company's continued engagement as manager will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, Lady Luck Kimmswick will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

      The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of June 30, 1996 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

             Vicksburg, Mississippi

      The Company's planned casino project in Vicksburg, Mississippi (the "Vicksburg Project") is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Site"). The Vicksburg Project is expected to have a "Monte Carlo" theme and is expected to consist of a 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of June 30, 1996, approximately $14.1 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $48.2 million to complete construction and commence operations of LLV. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets. Pursuant to certain requirements, the Company is proceeding with the demolition of certain structures at the site. The cost of such demolition is estimated to be less than $0.2 million.

      Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

      Environmental Matters

      The Company's operational and development activities are subject to federal, state and local laws and various governmental regulations that require the Company to protect the environment. Failure to comply with the applicable laws and regulations can result in delays in operational and development activities, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned development of its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, future earnings of the Company could be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations. The laws and regulations governing environmental compliance are continually changing and generally are becoming more obstructive.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The Company's Gold Coin casino is located generally within the Central City/Clear Creek Superfund site as designated by the Environmental Protection Agency ("EPA"). The Superfund site includes numerous specifically identified areas of mine tailings and other waste piles of former gold mine operations that are subject to ongoing investigations and cleanup by the EPA and other governmental agencies. Generally, the EPA can require potentially responsible parties ("PRP's") to cleanup or contribute to the cleanup of the Superfund site. GCI is not included within any of the specific areas within the Superfund site currently identified for investigation or remediation. The Company and the predecessor owners of the GCI site have conducted investigations at the site in accordance with the requirements of governmental authorities as a prerequisite to obtaining development permits. Nonetheless, the EPA or other governmental agencies could broaden their investigations and identify additional areas, including the GCI site, for cleanup. No other Company sites have been designated as Superfund sites.

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

      Remediation efforts at the Vicksburg Site are complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, with all costs required to remediate environmental conditions on site paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg
Site). The Mississippi Department of Environmental Quality has determined that the environmental remediation conducted by the seller meets all federal and state standards, and has stated that no further action is required.

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

      In  the  course  of  conducting  the  environmental  investigation  at the proposed site for Lady Luck Gulfport, the Company identified certain contamination at the site. Pursuant to an administrative order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes, based on the advice of a consultant, that the cost of such additional soil remediation, if any, will not be material.

      Although the Company knows no other pre-existing conditions at the intended sites for its development or pre- development stage projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

      Other than those described, the Company has not made and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations; accordingly, no accrual for any costs has been made. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

10.   Natchez Joint Venture

      In February 1996, the Company executed a definitive joint venture agreement (the "Natchez Agreement") to form a joint venture (the "Natchez Joint Venture") with Holstar, Inc., a Virginia corporation ("Holstar") to own and operate the dockside casino, currently operated by the Company in Natchez, Mississippi, and the 125 room Eola Hotel, owned by Holstar, Inc. The Company

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


has elected to terminate the Natchez Agreement and not pursue formation of the Natchez Joint Venture.

11.   Subsequent Event

      On July 3, 1996 MLI which operates Lady Luck Rhythm & Blues, Country Casino and the Pavilion, acquired the Riverbluff Hotel in Helena, Arkansas. The Riverbluff Hotel is located at the entrance to the bridge which crosses the Mississippi River and provides immediate access to these Mississippi facilities. The Riverbluff Hotel features 120 guest rooms, adding to the existing 173 guest rooms at this Mississippi site. The Company purchased the Riverbluff for approximately $1.0 million, comprised of cash of $0.4 million and a non-recourse mortgage note for the balance.

12.   Summarized Financial Information

      Summarized balance sheet information of LLK, a partially owned subsidiary of LLGC as of June 30, 1996 and December 31, 1995, for which assets of the subsidiary collateralize the outstanding 2001 Notes, is as follows (in thousands).

                                                         June 30, 1996                  December 31, 1995
                                                         -------------                  -----------------

              Current assets                               $      50                        $      50
              Property and equipment                             726                              726
              Other assets                                     1,354                            1,150
                                                           ---------                        ---------
                  Total assets                             $   2,130                        $   1,926
                                                           =========                        =========

              Current liabilities                          $       -                        $       -
              Long-term liabilities                            2,380                            2,176
              Stockholders' deficit                             (250)                            (250)
                                                           ---------                        ---------
                  Total liabilities and
                    stockholders' deficit                  $   2,130                        $   1,926
                                                           =========                        =========

      LLK had no operations for the three and six month periods ended June 30, 1996 and 1995.

      The following  subsidiaries  of the Company are not guarantors of the 2001
Notes: LLDC, Lady Luck Cape Girardeau and Lady Luck Lawrenceburg. Each subsidiary that is not a guarantor of the 2001 Notes is currently inactive. It is the intent of the Company to wind down the operations of these subsidiaries in the immediate future. Accordingly, no separate financial information is being provided with respect to these non-guarantor subsidiaries.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The following presents summarized consolidated balance sheets as of June 30, 1996 and December 31, 1995 and summarized consolidated statements of operations for each of the three and six month periods ended June 30, 1996 and 1995, for Lady Luck Gaming Finance Corporation and subsidiaries.

              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                    As of June 30, 1996 and December 31, 1995
                                 (in thousands)

                                     ASSETS

                                                                   June 30,                December 31,
                                                                     1996                      1995
              Current assets:
                  Cash and cash equivalents.................     $   18,169                $   22,146
                  Restricted cash...........................              -                     8,858
                  Accounts receivable.......................          1,140                       396
                  Inventories...............................          1,046                       885
                  Prepaid expenses..........................          2,659                     2,418
                                                                 ----------                ----------
                      Total current assets..................         23,014                    34,703
                                                                 ----------                ----------

              Total property and equipment, net.............        174,086                   154,954
                                                                 ----------                ----------

              Other assets:
                  Pre-opening costs.........................          1,304                     1,100
                  Deferred financing fees and costs, net              4,037                     4,470
                  Investment in unconsolidated
                      affiliates, net.......................         20,290                    17,619
                  Other.....................................          3,278                     2,491
                                                                 ----------               -----------
                                                                     28,909                    25,680
                                                                 ----------               -----------

              TOTAL ASSETS:.................................     $  226,009               $   215,337
                                                                 ==========               ===========

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                    As of June 30, 1996 and December 31, 1995
                                 (in thousands)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     June 30,              December 31,
                                                                       1996                    1995

              Current liabilities:
                  Current portion of long-term debt.........      $     3,615             $     5,622
                  Accrued interest..........................            1,434                   2,326
                  Accounts payable..........................            5,039                   2,234
                  Construction and retention payables.......            3,916                   3,126
                  Other accrued liabilities.................           27,017                  29,182
                                                                   ----------              ----------
                      Total current liabilities.............           41,021                  42,490
                                                                   ----------              ----------

                  Mortgage notes payable....................          173,500                 173,500
                  Other long-term debt......................            8,710                   3,338
                                                                   ----------              ----------
                           Total liabilities................          223,231                 219,328
                                                                   ----------              ----------

              Commitments and contingencies:

              Stockholders' equity (deficit):
                  Retained earnings/(accumulated
                      deficit)..............................            2,778                  (3,991)
                                                                   ----------              ----------
                  Total stockholders' equity (deficit)......            2,778                  (3,991)
                                                                   ----------              ----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY
                  (DEFICIT).................................       $  226,009              $  215,337
                                                                   ==========              ==========

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                        1996                1995           1996            1995
                  Revenues:
                      Gross revenues........................         $  44,327         $   38,684       $   85,722     $   75,457
                      Less: Promotional allowances..........            (2,828)            (2,170)          (5,559)        (4,296)
                                                                     ---------         ----------       ----------     ----------
                      Net revenues..........................            41,499             36,514           80,163         71,161
                                                                     ---------         ----------       ----------     ----------

                  Expenses:
                      Operating department expenses.........            15,714             14,505           31,035         28,702
                      Selling, general and administrative               12,960             11,467           24,088         22,917
                      Related party management/license
                           fees.............................             1,389              1,369            2,758          2,539
                      Depreciation and amortization.........             2,617              2,290            5,336          4,568
                      Pre-opening expenses..................               247                  -              247             -
                                                                     ---------         ----------       ----------     ----------
                           Total costs and expenses.........            32,927             29,631           63,464         58,726
                                                                     ---------         ----------       ----------     ----------

                      Operating income......................             8,572              6,883           16,699         12,435
                                                                     ---------         ----------       ----------     ----------

                  Other income (expense):
                      Interest income.......................               310                245              623            548
                      Interest expense......................            (5,339)            (5,045)         (10,657)        (9,671)
                      Other.................................                45               (455)             104           (425)
                                                                     ---------         ----------       ----------     ----------
                                                                        (4,984)            (5,255)          (9,930)        (9,548)
                                                                     ---------         ----------       ----------     ----------

                  Income before extraordinary item..........             3,588              1,628            6,769          2,887

                  Extraordinary gain on early
                      extinguishment of debt, net...........                 -                  -                -          2,257
                                                                     ---------         ----------       ----------     ----------

                  NET INCOME................................         $   3,588         $    1,628       $    6,769     $    5,144
                                                                     =========         ==========       ==========     ==========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All  statements   contained  herein  that  are  not  historical  facts,
including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefore; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture, as revised by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

     Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995

         The Company's gross revenues rose to $44.3 million in the second quarter of 1996 from $38.7 million in the second quarter of 1995, an increase of $5.6 million or 14%. The continued success of Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville, Mississippi, and the absence of current period pre-opening costs and improvements in the operations of Lady Luck Bettendorf in Bettendorf, Iowa, were primarily responsible for this increase in the Company's 1996 second quarter revenues, and increases in net income and earnings per share over the comparable prior-year period.

         Lady Luck Rhythm & Blues generated $2.9 million of the Company's overall $5.6 million increase in gross revenues. A 37% increase in the average number of slot machines partially offset by a 16% decrease in the average daily net win per slot machine was responsible for $2.4 million of Lady Luck Rhythm & Blues' increase in gross revenues. These changes in slot machines were due primarily to the May 21, 1996 opening of "Country Casino" which operates approximately 650 machines including approximately 175 slot machines which were relocated from the existing Rhythm & Blues casino. Increases in food and beverage, hotel and other revenues offset partially by a 4% decrease in table games and card games revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

         The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995, opening of the casino. During the quarter ended June 30, 1996, equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $0.6 million, net of the Company's share of pre-opening expenses of $0.5 million, which were amortized over a six month period beginning December 1995, a net increase of $0.8 million over the $0.2 million equity in net loss of unconsolidated affiliates for the quarter ended June 30, 1995.

         During the 1996 second quarter, equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $0.9 million, an increase of $1.8 million over the $0.9 million equity in net loss of unconsolidated affiliates for the 1995 second quarter. The $0.9 million loss for 1995 is net of pre-opening expenses of $1.1 million deducted upon commencement of operations on April 21, 1995. These amounts do not include the gross revenues recognized by the Company for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture.

         Casino operating expenses as a percentage of casino revenues increased from 35% in second quarter 1995 to 37% in the second quarter of 1996, primarily due to the following: (i) a 2% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) a 10% decrease in table and card games net revenues without a corresponding decrease in expenses, and
(iii) an increase in the local gaming tax rate paid by LLM.

         Food and beverage revenues increased from $3.6 million in the second quarter of 1995 to $4.0 million in the second quarter of 1996, an increase of $0.4 million or 11%. This increase was due to increased customer counts at Lady Luck Rhythm & Blues and improvements at Lady Luck Natchez offset partially by changes in outlets at Lady Luck Biloxi. Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues declined from 150% in the second quarter of 1995 to 87% in second quarter 1996, continuing a trend of lowering cost of sales and labor expenses as a percentage of food and beverage revenues partially offset by the costs associated with changes in operations at Lady Luck Biloxi.

         Hotel operations results between periods are not comparable because on April 15, 1996, LLM purchased the River Park, a 148-room hotel in Natchez, Mississippi.

         Selling, general and administrative expenses as a percentage of gross revenues for the second quarter of 1995 and the second quarter of 1996 were 33% and 32%, respectively. This decrease was due to the following: (i) reduced development costs pursuant to the Company's plan to focus development efforts, and (ii) a reduction in fees and costs related to the solicitation of the certain amendments to and waivers of continuing defaults under the Indenture which was completed in March 1996, offset partially by the following: (i) increased corporate overhead costs due to expenses in connection with, and, effective January 1, 1996, rent, salary and marketing expenses incurred in conjunction with changes to the Old Management Agreements, as defined below, and
(ii) marketing expenses incurred in the second quarter of 1996 related to the opening of Country Casino and the Pavilion.

         Related party management/license fees decreased from $1.4 million in second quarter 1995 to $0.5 million in the second quarter of 1996, a decrease of $0.9 million or 64%. This decrease was due to the Company entering into new marketing agreements (the "New Marketing Agreements") which became effective January 1, 1996 in replacement of its previous management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"). Under the New Marketing Agreements, LLGC pays an annual licensing fee generally equal to 9% of the Company's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Bettendorf Joint Venture and its Kimmswick, Missouri Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize LLCI's mailing list or the Lady Luck name and excluding revenues from the lease of property and equipment owned by LLGC to third parties). With respect to the Bettendorf Joint Venture, LLCI assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to its joint venture partner. In addition, included in selling general and administrative expense are items that were formerly included under the Old
Management Agreements. LLGC now pays a related party, Gemini, the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities. The Company also now reimburses LLCI for certain marketing costs and pays a salary to Andrew Tompkins, CEO and Chairman of the Board of the Company.

         Operating income was $5.5 million and $8.3 million for the second quarters of 1995 and 1996, respectively. Despite reductions in operating margins at most wholly-owned properties, operating income increased because of increased volume at those properties. In addition, equity in net income of affiliates increased.

         Interest expense, net of capitalized interest, increased from $5.0 million in the second quarter of 1996 to $5.3 million in the second quarter of 1996. This $0.3 million increase is primarily attributable to a 1 3/8% increase in the coupon rate on the 2001 Notes partially offset by a $0.3 million increase in capitalized interest.

         The net income applicable to common stockholders was $0.3 million or $0.01 per share in the second quarter of 1995 compared with $2.7 million or $0.09 per share for the second quarter of 1996. This increase was due to increased operating income as described above offset partially by increases in interest expense and provision for income taxes.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

         The Company's gross revenues increased from $75.5 million in the first six months of 1995 to $85.7 million during the first six months of 1996, an increase of $10.2 million or 14%. The continued success of Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville,

Mississippi, the absence of current period pre-opening costs and improvements in the operations of Lady Luck Bettendorf in Bettendorf, Iowa, and income from leasing a gaming vessel and certain equipment to Lady Luck Bettendorf were primarily responsible for this increase in the Company's June 30, 1996 year-to-date gross revenues, and increases in net income and earnings per share over the comparable prior-year period.

         Lady Luck Rhythm & Blues generated $5.3 million of the Company's overall $10.2 million increase in gross revenues. A 26% increase in the average number of slot machines partially offset by a 9% decrease in the average daily net win per slot machine resulted in $4.6 million of Lady Luck Rhythm & Blues' increase in gross revenues. These changes, when analyzed quarterly, indicate, for the first quarter of 1996, an approximately consistent average daily net win per slot machine while the average number of slot machines in operation increased by 14%, and for the second quarter of 1996, a 37% increase in the average number of slot machines in operation partially offset by a 16% decrease in the average daily net win per slot machine. The strong demand during the first quarter of 1996 and the May 21, 1996 opening of "Country Casino" during the second quarter of 1996 were primarily responsible for the changes noted. Increases in food and beverage, hotel and other revenues offset partially by a 4% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

         The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995 opening of the casino. During the six months ended June 30, 1996, equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $1.0 million, net of the Company's share of pre-opening expenses of $1.1 million, a net increase of $1.2 million over the $0.2 million equity in net loss of unconsolidated affiliates for the six months ended June 30, 1995.

         During the first half of 1996, equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $1.6 million, an increase of $2.5 million over the $0.9 equity in net loss of unconsolidated affiliates for the first half of 1995. The $0.9 loss for 1995 is net of pre-opening expenses of $1.1 million deducted upon commencement of operations on April 21, 1995. In addition, for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture, the Company recognized revenue of $1.6 million, a $0.8 million increase over the $0.8 million of revenue recognized during the period from commencement of operations through June 30, 1995.

         Casino operating expenses as a percentage of casino revenues increased from 35% in the first half of 1995 to 38% in the first half of 1996, primarily due to the following: (i) a 2% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) an 8% decrease in table and card games net revenues and a 5% increase in related expenses, and (iii) an increase in the local gaming tax rate paid by LLM.

         Food and beverage revenues increased from $7.0 million in the first six months of 1995 to $7.8 million in the first six months of 1996, an increase of $0.8 million or 11%. This increase was due to increased customer counts at Lady Luck Rhythm & Blues and improvements at Lady Luck Natchez offset partially by changes in operations at Lady Luck Biloxi. Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage or related revenues declined from 105% for the six months ended June 30, 1995 to 89% for the six months ended June 30, 1996, continuing a trend of lowering costs of sales and labor expenses as a percentage of food and beverage revenues which was partially offset by the costs associated with changes in operations at Lady Luck Biloxi.

         Hotel operating results between periods are not comparable because ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995, and because on April 15, 1996, LLM purchased the River Park, a 148-room hotel in Natchez, Mississippi.

         Selling, general and administrative expenses as a percentage of gross revenues for the six months ended June 30, 1995 and 1996, were 33% and 31%, respectively. This decrease was due to the following: (i) reduced development costs pursuant to the Company's plan to focus development efforts, and (ii) a reduction in fees and costs related to the solicitation of the certain amendments to and waivers of continuing defaults under the Indenture which was completed in March 1996, offset partially by the following: (i) increased corporate overhead costs due to expenses in connection with, and, effective January 1, 1996, rent, salary and marketing expenses incurred in conjunction with changes to the Old Management

Agreements, and (ii) marketing expenses incurred in the second quarter of 1996 related to the opening of Country Casino and the Pavilion.

         Related party management/license fees decreased from $2.5 million during the first half of 1995 to $1.0 during the first half of 1996, a decrease of $1.5 million or 60%. This decrease was due to the Company entering into the New Marketing Agreements in replacement of the Old Management Agreements as described above.

         For the first and second quarters, combined operating income was $10.0 million and $16.3 million, for 1995 and 1996, respectively. This increase is primarily due to improvements in revenue recognized related to the Company's joint ventures and reductions in corporate and development costs.

         Interest expense, net of capitalized interest, increased from $9.7 million in the six months ended June 30, 1995 to $10.7 in the six months ended June 30, 1996, an increase of $1.0 million or 10%. This increase is primarily attributable to a 1 3/8% increase in the coupon rate on the 2001 Notes offset partially by a $6.5 million higher balance outstanding of 2001 Notes for a portion of the first half of 1995.

         The net income applicable to common stockholders was $5.3 million or $0.18 per share in the six months ended June 30, 1996 compared with net income applicable to common stockholders of $2.0 million or $0.07 per share for the comparable prior year period. This increase was due to increased operating income as described above and lower non-operating expenses offset partially by increases in interest expense, provision for income taxes and preferred stock dividends. In addition, net income applicable to common stockholders for the six months ended June 30, 1995 also included an extraordinary gain of $2.3 million or $0.8 per share resulting from an exchange of common stock for indebtedness.

     Certain Risks and Uncertainties Applicable to Gaming Industry Licensing and Concentration of Risk

         The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those states.

         A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. Four initiatives to legalize certain forms of gaming, and one to prohibit all forms of gaming (including pari-mutuel wagering) were submitted to the Arkansas Secretary of State for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures, then such initiatives will be placed before the voters in November 1996. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Operating Casinos

         None of the Company's subsidiaries that are registrants hereunder, other than the companies for which results of operations are set forth below, currently has any operations. Amounts shown in the following tables are in millions, except percentage amounts.


      Lady Luck Rhythm & Blues
                                                                                 % Increase                              % Increase
                                                                                 (Decrease)                              (Decrease)
                                                Three months ended June 30,       1996 vs.    Six months ended June 30,    1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................    $24.1              $21.2           14         $46.8             $41.5         13
         Net revenues......................     22.6               20.1           12          44.1              39.4         12
         Management/license fee............      0.8                0.7           14           1.6               1.4         14
         Operating income..................      6.0                6.9          (13)         12.7              13.2         (4)
         Operating margin (a)..............      27%                  34%         (7)pts         29%               34%       (5) pts

- - --------------------

(a)           Operating income divided by net revenues.


Three months ended June 30, 1996 versus three months ended June 30, 1995

              MLI's gross revenues rose from $21.2 million during the quarter ended June 30, 1995 to $24.1 million during the quarter ended June 30, 1996, an increase of $2.9 million or 14%. Slot machines generated $2.4 million of this increase due primarily to the May 21, 1996 opening of Country Casino which operates approximately 650 machines including approximately 175 slot machines which were relocated from the existing Rhythm & Blues casino. Increases in food and beverage, hotel and other revenues offset partially by a 4% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at MLI.

              Comparatively, from the second quarter of 1995 to the second quarter of 1996, there was a 37% increase in the average number of slot machines partially offset by a 16% decrease in the average daily net win per slot machine. During the quarter ended June 30, 1996, MLI operated an average number of 1,056 slot machines, an increase of 287 over the 769 average number of slot machines in operation during the second quarter of 1995. This increase was partially offset by a $36 decrease in the average daily net win per slot machine from $224 during the second quarter of 1995 to $188 during the quarter ended June 30, 1996.

              Despite the hold percentage remaining approximately constant and an increase in the average number of tables in operation from 33 during the quarter ended June 30, 1995 to 40 during the second quarter of 1996, table and card games revenues decreased 4% primarily because the average daily net win per table game decreased from $1,163 to $889, a decrease of $274 or 24%.

              MLI's operating income decreased from $6.9 million to $6.0 million during the quarters ended June 30, 1995 and 1996, respectively, a decrease of $0.9 million or 13%. Operating income decreased contrary to the increase in gross and net revenues due primarily to Country Casino which contributed to a $1.8 million increase in selling, general and administrative expenses related to casino marketing, facility disruption and rent expenses and $0.2 million of other pre-opening expenses.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Six months ended June 30, 1996 versus six months ended June 30, 1995

              MLI's gross revenues rose from $41.5 million during the six months ended June 30, 1995 to $46.8 million during the six months ended June 30, 1996, an increase of $5.3 million or 13%. Slot machines generated $4.6 million of this increase. Increases in food and beverage, hotel and other revenues offset partially by a 4% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at MLI.

              There was a 26% increase in the average number of slot machines from the first half of 1995 to the first half of 1996 which was partially offset by a 9% decrease in the average daily net win per slot machine. During the six months ended June 30, 1996, MLI operated an average number of 951 slot machines, an increase of 197 over the 754 average number of slot machines in operation during the first half of 1995. This increase was partially offset by a $19 decrease in the average daily net win per slot machine from $222 during the first half of 1995 to $203 during the six months ended June 30, 1996. This decrease in the average daily net win per slot machine for the comparative six month periods occurred during the second quarter as the average daily net win per slot machine was approximately constant during the comparative first quarter periods even though the average number of slot machines in operation during that quarter increased 14%.

              Likewise, the decrease in table games revenues occurred primarily during the second quarter. Despite only a slight decrease in the hold percentage and an increase in the average number of tables in operation from 33 during the six months ended June 30, 1995 to 35 during the first half of 1996, table and card games revenues decreased 4% primarily because the average daily net win per table game decreased from $1,186 to $1,046, a decrease of $140 or 12%.

              MLI's operating income decreased from $13.2 million to $12.7 million during the six months ended June 30, 1995 and 1996, respectively, a decrease of $0.5 million or 4%. Operating income decreased even though gross and net revenues increased due primarily to additional rent prior to the opening of Country Casino, from disruption caused by construction and the commencement of operations at Country Casino which contributed to a $2.4 million increase in selling, general and administrative expenses including casino marketing, rent and other expenses, and $0.2 million of other pre-opening expenses.

Other factors

              Four initiatives to legalize certain forms of gaming and one to prohibit all forms of gaming, including pari-mutuel wagering, were submitted to the Arkansas Secretary of State for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures, then such initiatives will be placed before the voters in November 1996. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Lady Luck Natchez
                                                                              % Increase                              %Increase
                                                                              (Decrease)                              (Decrease)
                                                Three months ended June 30,    1996 vs.    Six months ended June 30,   1996 vs.
                                                   1996            1995          1995         1996           1995        1995
         Gross revenues....................        $8.4            $7.8            8         $16.5           $15.1          9
         Net revenues......................         7.7             7.4            4          15.2            14.2          7
         Management/license fee............         0.3             0.3            -           0.6             0.5         20
         Operating income..................         1.4             1.6          (13)          3.2             2.9         10
         Operating margin (a)..............          18%             22%         (4)pts         21%             20%         1 pts

- - --------------------

(a)      Operating income divided by net revenues.


Three months ended June 30, 1996 versus three months ended June 30, 1995

     During the second quarter of 1996, LLM had operating income of $1.4 million compared with operating income of $1.6 million for the prior year period, a $0.2 million decrease or 13%. This decrease is primarily due to increases in operating expenses in table games, casino marketing and local gaming taxes which were only partially offset by increased revenues, improved food and beverage margins and the April 15, 1996 purchase of the Best Western River Park Hotel, a 148-room hotel in Natchez, Mississippi, the operating margin for which has been positive.

     LLM's gross revenues increased from $7.8 million to $8.4 million during the quarters ended June 30, 1995 and 1996, respectively, an increase of $0.6 million or 8%. The increase was from an increase in slot machines and the addition of hotel revenue offset partially by a decrease in table games revenues. Slot machine revenues increased during these comparative periods due to the average number of slot machines in operation increasing from 531 to 584, an increase of 53 or 10%, which was partially offset by a decrease in average daily net win per slot machine from $118 to $111, a decrease of $7 or 6%. The decrease in the table games revenues for these comparative periods was due to average daily net win per table game decreasing from $793 to $715, a decrease of $78 or 10%, and a decrease in the average number of table games in operation during the second quarters of 1995 and 1996 from 19 to 17, a decrease of 11%.

Six months ended June 30, 1996 versus six months ended June 30, 1995

     During the first half of 1996, LLM had operating income of $3.2 million compared with operating income of $2.9 million for the prior year period, a $0.3 million increase or 10%. This increase is due to an increase in operating income during the first quarter of 1996 of $0.5 million. This first quarter comparative increase was primarily due to operating expenses remaining approximately constant while net revenues during the comparative first quarters increased 9%. This first quarter increase was partially offset during the comparative second quarters of 1995 and 1996 as described above.

     LLM's gross revenues increased from $15.1 million to $16.5 million during the six months ended June 30, 1995 and 1996, respectively, an increase of $1.4 million or 9%. The increase was from an increase in slot machines and the addition of hotel revenue offset partially by a decrease in table games revenues. During these comparative periods, the average number of slot machines in operation increased from 535 to 569, an increase of 34, or 6%. The decrease in the table games revenues was primarily due to the average number of table games in operation during the second quarters of 1995 and 1996 decreasing from 19 to 17, a decrease of 11%.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Other factors

     The Company believes the purchase of the River Park will enhance casino marketing efforts at Lady Luck Natchez by enabling it to offer casino customers rooms at a Company operated hotel facility.

     While other gaming projects have been announced in the Natchez market, none are being developed at this time. If this or additional gaming projects were developed in the Natchez market, LLM would be materially affected.

     If the Company develops its Vicksburg Project, the Company believes that the revenues of LLM would not be materially affected but, rather, the revenues for the Vicksburg Project would be taken from the four existing Vicksburg casinos.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Lady Luck Bettendorf (a)

                                              Three months ended June 30,                   Six months ended June 30,
                                               1996                1995                       1996              1995
         Gross revenues....................    $17.4              $10.3                      $33.1             $10.3
         Net revenues......................     16.6               10.1                       31.7              10.1
         Management/license fee............      0.5                0.2                        0.9               0.2
         Operating income..................      1.9               (1.6)                       3.4              (1.6)
         Operating margin (b)..............      11%                (16)%                        11%             (16)%

- - --------------------

(a) Lady Luck Bettendorf commenced operations April 21, 1995; therefore, 1995 figures may lack comparability with 1996 amounts. Due to the lack of comparability, changes between periods have not been presented.

(b)      Operating income divided by net revenues.


         The Bettendorf Joint Venture commenced operations April 21, 1995 and has generated steadily increasing average daily net win per slot machine. During the second quarter of 1995, the Bettendorf Joint Venture generated average daily net win per slot machine of $130. By the first quarter of 1996, average daily net win per slot machine had increased to $159. Moreover, the second quarter of 1996 generated average daily net win per slot machine of $179, a $49 increase or 38%, over the second quarter of 1995.

         Average daily net win per table game has fluctuated since operations commenced. Nevertheless, the average daily net win per table game from April 21, 1995 through June 30, 1995 was $808, and increased to $819 for the first half of 1996, an $11 increase or 1%.

         Operating income for 1995 includes pre-opening expenses of $2.2 million. Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of Lady Luck Bettendorf's net income as equity in net income of affiliates using the equity method of accounting.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         Lady Luck Biloxi
                                                                                 % Increase                              % Increase
                                                                                 (Decrease)                              (Decrease)
                                                Three months ended June 30,       1996 vs.    Six months ended June 30,    1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................     $7.7               $8.1           (5)        $14.8             $15.0         (1)
         Net revenues......................      7.2                7.6           (5)         13.5              13.9         (3)
         Management/license fee............      0.3                0.3            -           0.5               0.5          -
         Operating (loss) income...........     (0.1)               0.1         (200)         (0.8)             (0.8)         -
         Operating margin (a)..............        (1)%                1%         (2)pts        (6)%              (6)%        - pts

- - --------------------

(a)      Operating income divided by net revenues.


Three months ended June 30, 1996 versus three months ended June 30, 1995

     LLB's operating income of $0.1 million during the quarter ended June 30, 1995 decreased to an operating loss of $0.1 million for the second quarter of 1996. This decrease in operating income was primarily due to an increase in casino operating expenses, from increased cash incentives to slot machine players, without a corresponding increase in total casino revenues.

     During each of the quarters ended June 30, 1996 and 1995, total casino revenues were $6.6 million. Slot machine revenues increased, however, the increase was offset by a decrease in table games revenues. The average number of slot machines in operation during these comparative quarters increased from 576 to 619, an increase of 43 or 7%. This increase was partially offset by a decrease in the average daily net win per slot machine from $97 to $93, a decrease of $4 or 4%. The decrease in table games revenues were primarily due to a decrease in the average number of table games in operation from 26 during the three months ended June 30, 1995 to 23 during the second quarter of 1996, a decrease of 3 or 12%, while the average daily net win per table game remained approximately constant.

Six months ended June 30, 1996 versus six months ended June 30, 1995

     During each of the six months ended June 30, 1996 and 1995, LLB had an operating loss of $0.8 million. This was due to a $0.1 million decrease in operating loss during the first quarter of 1996 compared to the first quarter of 1995 offset by an increase in operating loss during the comparative second quarter periods as described above. The decrease in operating loss during the first quarter of 1996 from the first quarter of 1995 was primarily due to decreases in selling, general and administrative expenses offset partially by decreased operating margins in the casino department.

     During the six months ended June 30, 1996 and 1995, total revenues decreased from $15.0 million to $14.8 million. Slot machine revenues increased $0.8 million, however, the increase was offset by a $0.5 million decrease in table games revenues and a $0.4 decrease in food and beverage revenues. This increase in slot revenues was due to an increase in the average number of slot machines in operation during these comparative six months which increased from 587 to 610, an increase of 23 or 4% and an increase in the average daily net win per slot machine from $83 to $88, an increase of $5 or 6%. The decrease in table games revenues during these comparative periods was due to a decrease in the average daily net win per table game from $641 to $591, a decrease of $50 or 8%, and a decrease in the average number of table games in operation from 26 to 24, a decrease of 2 or 8%. Food and beverage revenues decreased due to changes in the outlets and a temporary closing of one outlet during remodeling.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Other Factors

     Subsequent to the first quarter of 1995, 900 new hotel rooms opened in close proximity to LLB. In addition, 400 more rooms are currently being constructed in close proximity to LLB. Due to these room additions, announced closings or consolidation of existing competitors' gaming facilities, and future project openings, the Company believes the Gulf Coast gaming market will remain at least constant in the near term.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Lady Luck Central City
                                                                                 % Increase                              % Increase
                                                                                 (Decrease)                              (Decrease)
                                                Three months ended June 30,       1996 vs.    Six months ended June 30,    1996 vs.
                                               1996                1995          1995         1996              1995        1995
         Gross revenues....................     $1.8               $1.8            -          $3.3              $3.6         (8)
         Net revenues......................      1.7                1.7            -           3.1               3.4         (9)
         Management/license fee............      0.1                0.1            -           0.1               0.1          -
         Operating loss....................     (0.2)              (0.3)         (33)         (0.6)             (0.4)       (50)
         Operating margin (a)..............       (12)%             (18)%        6 pts         (19)%             (12)%       (7) pts

- - --------------------

(a)      Operating income divided by net revenues.


Three months ended June 30, 1996 versus three months ended June 30, 1995

         For the three months ended June 30, 1996, GCI generated an average daily net win per slot machine of approximately $56 as compared with an average daily net win per slot machine of approximately $43 for the three months ended June 30, 1996, an increase of $13 daily per slot or 30%. This was offset by the decrease in the average number of slot machines from 366 in the quarter ended June 30, 1995, to 289 in the quarter ended June 30, 1996, a decrease of 77 slot machines per day or 21%. Slot revenue was unchanged for the period due to the increase in win per slot compensating for the decrease in the average number of slot machines.

Six months ended June 30, 1996 versus six months ended June 30, 1995

         GCI's gross revenues decreased from $3.6 million to $3.3 million during the six months ended June 30, 1995 and 1996, respectively, a decrease of $0.3 million or 8%. The decrease was due to declines in slot revenues from decreasing the average number of slot machines in operation from 383 to 289 for these comparative periods. For the six months ended June 30, 1996, GCI generated an average daily net win per slot machine of $50 as compared with an average daily net win per slot machine of $42 for the six months ended June 30, 1995, an increase of $8 or 19%. This increase in daily win per slot machine did not offset the decrease in slot revenues arising from decreasing the average number of slot machines in operation. These machines were relocated, primarily in June 1995, to other operating properties with higher average daily net wins per slot machine or operating margins. The Company has implemented and has planned additional actions designed to improve its future operating performance including operating management personnel changes, and planned capital expenditures to enhance the casino during the rest of the year.

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

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     During the first half of 1996, the Company's cash generated by operations exceeded its uses of operating cash by $8.5 million. Additional sources of cash were $8.9 million of restricted cash, and $3.0 million of cash and cash equivalents related to the Greek Projects, which became available for specified uses upon consent from a sufficient number of holders of the 2001 Notes. Excess cash flow from operations, restricted cash and cash on hand at the beginning of the year were the primary sources of cash during the six months ended June 30, 1996. The primary uses of cash and other resources during the first half of 1996, other than operating expenditures, include:

     A. $17.5 million cash for property and equipment, primarily related to the construction of Country Casino and the Pavilion, but also including $4.0 million for the acquisition of the River Park Hotel comprising $1.0 million cash and a mortgage note for the balance.

     B.  $3.5 million cash for payment of debt and slot contracts.

     C.  $3.8  million  for  the   acquisition   of  slot  machines  by  certain
subsidiaries in exchange for indebtedness.

     LLB and GCI did not generate significant operating cash flow during the first six months of 1996; this trend is expected to continue. Nevertheless, the Company anticipates that cash generated by operations will continue to be sufficient to fund operating cash requirements for the remainder of 1996.

     Due to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $0.7 million during the first half of 1996 and, during the remainder of 1996, is expected to require additional cash infusions to cover up to $0.4 million of scheduled repayments on an equipment note payable. Debt service requirements on the aforementioned mortgage note to a corporation had included a $1.5 million scheduled principal repayment; however, the Company has negotiated an amendment to such note and pursuant thereto paid a reduced principal repayment of $0.3 million with the balance of the originally scheduled repayment deferred for 5 years.

     In February 1996, the Company executed a definitive joint venture to form a joint venture with Holstar, Inc., a Virginia corporation to own and operate the dockside casino, currently operated by the Company in Natchez, Mississippi, and the 125 room Eola Hotel, owned by Holstar, Inc. The Company has elected to terminate the Natchez Agreement and not pursue formation of a joint venture, the consummation of which would have entitled the Company to receive between $4.0 million and $5.0 million from Holstar.

     Various other amounts of cash and other resources may be used during the remainder of 1996 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures related to the Lady Luck Rhythm & Blues, Lady Luck Natchez, Lady Luck Biloxi and other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or other resources available, if any. Capital expenditures at Lady Luck Rhythm & Blues could include additional hotel rooms and signage. Lady Luck Natchez capital expenditures could include remodeling and refurbishment of the casino and partial upgrading of the River Park Hotel. Capital expenditures at Lady Luck Biloxi could include $2.0 million for additional parking. In any case, the amount of such capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The Company may also repurchase 2001 Notes during 1996 in early satisfaction of any repurchase expected pursuant to the Indenture, the amount and timing of such repurchase cannot currently be estimated and is dependent on excess cash flow and market conditions.

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1996, approximately $6.0 million has been expended under this contract, approximately $1.9 million of which is included in construction payables at June 30, 1996. It is anticipated that this vessel will be utilized by Lady Luck Kimmswick and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

     No further significant expenditures for the Development Stage Projects are anticipated from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

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

     The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.9 million as of July 28, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. The Company has retained outside counsel to evaluate the allegations made by such individuals. The Company believes, based in part on advice of counsel, that it has meritorious defenses if such litigation is actually filed against the Company.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered a judgement against the Company in the amount of

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



approximately $375,000.00. The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, LLM. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally. Pursuant to an administrative order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes that the cost of such additional soil remediation, if any, will not be material. Additionally, although the Company knows of no other pre-existing conditions at its operating casinos or at the intended sites for Development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

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

    The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.9 million as of July 28, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known. Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. The Company has retained outside counsel to evaluate the allegations made by such individuals. The Company believes, based in part on advice of counsel, that it has meritorious defenses if such litigation is actually filed against the Company. Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered a judgement against the Company in the amount of approximately $375,000.00. The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

    On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, LLM. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

    Item 2.       CHANGES IN SECURITIES

                  (a)      None.


    Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  (a)      None.

                  (b)      None.


    Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company's Annual Meeting of Stockholders was held on June 26, 1996.

                  (b) At the Annual Meeting of Stockholders held on June 26, 1996, Andrew H. Tompkins was nominated as a Class III director to serve immediately with a term expiring at the 1999 annual meeting and Anthony J. Drexel Biddle, III, was nominated as a Class III director to serve immediately with a term expiring at the 1999 annual meeting. The voting on such matters was as follows:

                                                           For          Withhold
                           Andrew H. Tompkins          21,764,675         36,771
                           Anthony J. Drexel, III      21,764,675         36,771

                  (c) At the Annual Meeting of Stockholders held on June 26, 1996, the adoption of a Director stock option plan was approved. The voting was as follows:

                              For          Against       Abstain       Not Voted
                           21,426,832      190,797        22,788        161,029

                  (d)      Not applicable.

    Item 5.       OTHER INFORMATION

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

     3.2 By-Laws of Lady Luck Gaming Corporation, as amended. Incorporated by reference to Exhibit 3.2 to the Form S- 1.

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

     3.7 Articles of Incorporation of Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 3.7 to the Form S-4, No. 65232.

     3.8  Bylaws of Lady Luck Biloxi, Inc.  Incorporated by reference to Exhibit
          3.8 to the Form S-4, No. 65232.

     3.9 Articles of Incorporation of Lady Luck Tunica, Inc. Incorporated by reference to Exhibit 3.9 to the Form S-4, No. 65232.

     3.10 Bylaws of Lady Luck Tunica, Inc.  Incorporated by reference to Exhibit
          3.10 to the Form S-4, No. 65232.

     3.11 Articles of Incorporation of Lady Luck Gulfport, Inc. Incorporated by reference to Exhibits 3.11 to the Form S-4, No. 65232.

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


               (b)     Reports on Form 8-K

                         None.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Lady Luck Gaming Corporation
                                                    Registrant


    DATE: August 13, 1996

                                                    /s/James D. Bowen
                                                    James D. Bowen
                                                    Vice President Finance and
                                                    Principal Accounting Officer