Form 10-K
period 1996-12-30
GOLD COIN INC
filed 1997-03-31
CIK 899887


                                                              UNITED STATES
                                                   SECURITIES AND EXCHANGE COMMISSION
                                                           Washington, DC 20549
                                                                _________

                                                                FORM 10-K

                                         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                     SECURITIES EXCHANGE ACT OF 1934
                                               For the fiscal year ended December 31, 1996

                                                                   OR

                                          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                     SECURITIES EXCHANGE ACT OF 1934
                                                    For the transition period from to

                                                       Commission File No. 0-22436

            Delaware                                   Lady Luck Gaming Corporation                                88-0295602
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Delaware                              Lady Luck Gaming Finance Corporation                            88-0295603
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                   Lady Luck Tunica, Inc.                                   88-0289742
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                   Lady Luck Biloxi, Inc.                                   88-0285242
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Delaware                                     Gold Coin Incorporated                                   88-1223906
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                     Magnolia Lady, Inc.                                    88-0301634
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                 Old River Development, Inc.                                64-0837159
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Missouri                                    Lady Luck Kimmswick, Inc.                                 43-1653661
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
            Delaware                                   Lady Luck Quad Cities, Inc.                                42-1426966
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                 Lady Luck Mississippi, Inc.                                88-0277687
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)





           Mississippi                                  Lady Luck Vicksburg, Inc.                                 88-0284406
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)
           Mississippi                                  Lady Luck Gulfport, Inc.                                  88-0289741
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

                                                             __________

                                  Securities registered pursuant to Section 12(b) of the Act: None

                                    Securities registered pursuant to Section 12(g) of the Act:


                                   Common Stock of Lady Luck Gaming Corporation ($.001 par value)
                                                          (Title of class)

                                                             __________


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 13, 1997, the aggregate market value of the registrant, Lady Luck Gaming Corporation's, Common Stock,
$.001 par value, held by non-affiliates was approximately $28,803,875.

         At March 13, 1997, 29,285,698 shares of the registrant, Lady Luck Gaming Corporation's, Common Stock, $.001 par
value, were outstanding.

         The registrant, Lady Luck Gaming Corporation's, proxy statement for its 1997 Annual Meeting of Shareholders is incorporated by reference herein into Part III of this Form 10-K.

                                     PART I

ITEM 1.           BUSINESS.

     All statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


General

     Lady Luck Gaming Corporation ("LLGC"), together with its subsidiaries and directly or indirectly owned affiliates (collectively with LLGC, the "Company"), develops, owns and operates dockside, land-based and riverboat casinos and related projects in recently created gaming jurisdictions. The Company currently owns and operates one dockside casino in each of Natchez, Mississippi ("Lady Luck Natchez") and Biloxi, Mississippi ("Lady Luck Biloxi"); two dockside, land-based casinos in Coahoma County, Mississippi ("Lady Luck Rhythm & Blues" and "Country Casino"); a land-based, limited stakes casino in Central City, Colorado ("Lady Luck Central City"); and, through a 50% owned joint venture, a riverboat casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). In addition, the Company owns 35% of a joint venture, a dockside casino in northern Tunica County, Mississippi ("Bally's Saloon & Gambling Hall" and together with the aforementioned casinos, the "Operating Casinos").

     The Company also has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri (the "Missouri Project") and Vicksburg, Mississippi (the "Vicksburg Project" and together with the Missouri Project the "Development Stage Projects"). As of December 31, 1996, the Company has net remaining investments of $8.4 million and $9.9 million, after any project development cost write-downs and reserves and other losses to date, respectively, in the Missouri Project and Vicksburg Project.

     The Company is also in the pre-development stage of casino projects in Scott City, Missouri and Vancouver, British Columbia (collectively, the "Pre-development Stage Projects"). As of December 31, 1996, the Company has invested $1.1 million of capital in the Pre-development Stage Projects (which was expensed in each year as incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

     LLGC is the direct corporate parent of Lady Luck Gaming Finance Corporation ("LLGFC"). The following companies are wholly owned by LLGFC: Lady Luck Tunica, Inc. ("LLT"), Lady Luck Biloxi, Inc. ("LLB"), the owner of Lady Luck Biloxi, Gold Coin Incorporated ("GCI"), the owner of Lady Luck Central City, Magnolia Lady, Inc. ("MLI"), the owner of Lady Luck Rhythm & Blues and Country Casino and the Pavilion, Lady Luck Quad Cities, Inc. ("LLQC"), which, through a 50% owned joint venture owns Lady Luck Bettendorf, Lady Luck Mississippi, Inc. ("LLM"), the owner of Lady Luck Natchez, Lady Luck Vicksburg, Inc. ("LLV"), which is developing the Vicksburg Project, Lady Luck Gulfport, Inc. ("LLG"), Old River Development, Inc. ("ORD"), which entered into the Bally's Joint Venture and owns a 35% interest in the Bally's Saloon & Gambling Hall and L.L. Gaming Reservations, Inc. ("LLGR"), which books reservations for the Company's hotels. In addition, LLGFC owns 93% of the capital stock of Lady Luck Kimmswick, Inc. ("LLK"), which has formed a joint venture (the "Kimmswick Joint Venture") to develop the Missouri Project.

     Notwithstanding the impact on operations during the last year from increased competition in the markets in which the Company operates, management has continued efforts to increase the revenue producing potential of the Company's existing assets, expand its facilities, acquire additional amenities and focus its development efforts.

     In an endeavor to service excess demand, defend its market position in light of the project additions and enhancements planned or under construction at competing casinos in neighboring Tunica County, Mississippi, and satisfy certain provisions of its land lease, MLI expanded its casino and non-gaming facilities during 1996. The expansion project (the "Expansion"), which opened on May 21, 1996, is made up of the "Country Casino" and the "Pavilion." Country Casino offers approximately 33,000 square feet of casino space, and as of February 28, 1997 had approximately 680 slot machines, including slot machines transferred from Lady Luck Rhythm & Blues, 18 table games, six poker tables and a food court. The Pavilion consists of approximately 25,000 square feet of entertainment and event space, two movie theaters, an arcade and a logo shop. In addition, the Expansion includes approximately 650 additional parking spaces. The Expansion was able to utilize equipment having a book value of approximately $4.0 million that was originally intended to be used in northern Tunica County, Mississippi and was not contributed to a joint venture with affiliates of Bally's (the "Bally's Joint Venture"). Additionally, on July 3, 1996, MLI, which operates Lady Luck Rhythm & Blues, Country Casino and the Pavilion, acquired the Riverbluff Hotel in Helena, Arkansas (the "Riverbluff"). Casino and entertainment space of the expanded facility is expected by management to be adequate to service demand for the foreseeable future. The Riverbluff is located at the Arkansas entrance to the bridge which crosses the Mississippi River and provides immediate access to MLI's Coahoma County, Mississippi facilities. The Riverbluff features 120 guest rooms, adding to the existing 173 guest rooms at the Coahoma County, Mississippi site.

     Seeking to offer a more complete amenity base to patrons of Lady Luck Natchez in light of competition from four dockside casinos in Vicksburg, Mississippi, two riverboat casinos in Baton Rouge, Louisiana, and an Indian casino in Marksville, Louisiana, and fulfill certain requirements of its gaming license regarding land-based investment, LLM purchased the Best Western River Park Hotel (the "River Park") from River Park Hotel Group, Inc. on April 15, 1996. The River Park is a 147-room hotel in Natchez, Mississippi. In addition, the Company has commenced remodeling portions of the River Park, including the replacement of certain furniture and equipment. The Company expects to spend approximately $0.2 million in 1997 in addition to amounts expended in 1996 for this remodeling. In a previous effort to monetize a portion of Lady Luck Natchez in February 1996, the Company had executed a definitive joint venture agreement (the "Natchez Agreement") to form a joint venture with Holstar, Inc., a Virginia corporation ("Holstar"), to own and operate the dockside casino currently operated by the Company in Natchez, Mississippi and the 125-room Eola Hotel, owned by Holstar. During 1996, the Company elected to terminate the Natchez Agreement and not pursue formation of a joint venture. The Company retained deposits forfeited by Holstar of $0.3 million upon termination. Certain conditions which had not been met entitled the Company to terminate the Natchez Agreement at its discretion.

     Lady Luck Bettendorf has increased its share of the Quad Cities, Iowa market from approximately 37% during the period it was open during 1995 to 44% during 1996. In an effort to further solidify its position within its operating market, the property has a master plan for expansion which includes, in the initial phase, a 260-room hotel, a 30 to 100 slip marina, an indoor pool and fitness center, restaurant facilities, and a fully enclosed walkway to the riverboat casino. In conjunction with the expansion, the City of Bettendorf, Iowa would provide various infrastructure improvements including a parking garage and a traffic overpass. Commencement of the expansion is contingent upon financing, receipt of required regulatory approvals, and the execution of a development agreement with the City of Bettendorf. There can be no assurance that such agreements will be entered into that such approvals will be granted or that infrastructure improvements will be provided by the City of Bettendorf.

     The Company also continues to explore alternatives to improve operations at Lady Luck Biloxi and previously entered into a non-binding Memorandum of Understanding with Algernon Blair, Inc. ("ABI"), which provided for ABI to construct a hotel at Lady Luck Biloxi (and to obtain financing for such construction) and which provided for LLB and LLGC to guarantee such financing, jointly and severally. Issuance of such a guarantee would have required the consent of the holders of the 2001 Notes. During 1996, the Company elected to terminate the agreement with ABI, as ABI was unable to obtain financing for such construction. The Company continues to seek financing for the development of a hotel and related amenities for Lady Luck Biloxi. There can be no assurance that the Company will obtain such financing.

     During 1996, the Company continued its efforts towards developing the Missouri Project, located in Jefferson County, Missouri, approximately 20 miles south of St. Louis. As of December 31, 1996, the Company has expended approximately $8.4 million on the Missouri Project, consisting of approximately $6.0 million for construction of a cruising vessel and approximately $2.4 million in other related development costs. Development of the Missouri Project is dependent upon approval of the Missouri Gaming Commission, which investigates applicants prior to licensing. During 1996, the Company and other applicants provided updated information to the Missouri Gaming Commission. However, the Missouri Gaming Commission did not select new applicants to be investigated during 1996 and there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. The Company has entered the Kimmswick Agreement (as defined below) with Davis Gaming Company II to construct and operate the facility contemplated by the Missouri Project. However, there can be no assurance that the joint venture will be formed.

     The Company also is considering alternatives to finance development of the Vicksburg Project. As of December 31, 1996, the Company has invested approximately $14.4 million in the Vicksburg Project with a net investment remaining of approximately $9.9 million after project development cost write-downs and reserves and other losses. The Company currently anticipates that it will require approximately $47.9 million in additional capital to complete the Vicksburg Project. Given its current financial condition, the Company has determined not to use internally generated funds for the Vicksburg Project. Accordingly, the Company is seeking alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets related thereto. There can be no assurance that the Company will form a joint venture or sell such assets.

     Previously, the Company had planned to construct and operate a casino in Gulfport, Mississippi (the "Gulfport Project"). However, due to increased competition in the Gulfport gaming market, the Company has suspended further development of the Gulfport Project. The Company is seeking joint venture partners to assume the leases or invest in the proposed casino project; however, there can be no assurance that such a joint venture will be consummated. Prior to suspension of the Gulfport Project, the Company had not invested significant amounts of capital therein, except with respect to a gaming vessel which can be used at another location and certain leases.


Operating Casinos

     Lady Luck Rhythm & Blues, Country Casino and the Pavilion. MLI commenced dockside gaming operations of Lady Luck Rhythm & Blues on June 27, 1994 in Coahoma County, Mississippi, commenced operation of an adjacent 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and operation of the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. Coahoma County, Mississippi is located approximately 120 miles southeast of Little Rock, Arkansas and 60 miles southwest of Memphis, Tennessee, on the Mississippi side of the Helena Bridge, which crosses the Mississippi River and connects Arkansas and Mississippi. Lady Luck Rhythm & Blues has a Las Vegas-style Rhythm & Blues theme and is constructed on two adjacent barges. One barge has 25,000 square feet of gaming space, including, as of February 28, 1997, approximately 680 slot machines and 32 table games and a casino lounge area. The other barge has three restaurants. Country Casino has a Las Vegas-style Country theme and offers approximately 33,000 square feet of casino space, and as of February 28, 1997, approximately 680 slot machines, 18 table games, six poker tables and a food court. The Pavilion consists of approximately 25,000 square feet of entertainment and event space and two movie theaters, an arcade and a logo shop. Based upon operating results, these combined operations are currently the most profitable of the Operating Casinos.

     Lady Luck Natchez. Lady Luck Natchez commenced operations on February 26, 1993. This dockside casino is located on the Mississippi River at the intersection of Highway 61, a north-south highway connecting Natchez, Mississippi and Memphis, Tennessee, and Highway 84, an east-west highway which runs parallel to and is between Interstates 10 and 20. Lady Luck Natchez consists of a three story dockside facility with approximately 14,300 square feet of gaming space and access to 500 dedicated parking spaces. The casino, as of December 31, 1996, featured approximately 610 slot machines, 16 table games and 4 poker tables. LLM purchased the River Park from River Park Hotel Group, Inc. on April 15, 1996. The River Park is a 147-room hotel in Natchez. In addition, the Company has commenced remodeling portions of the River Park, including the replacement of certain furniture and equipment.

     Lady Luck Bettendorf. Lady Luck Bettendorf commenced operations on April 21, 1995. Lady Luck Bettendorf is located on a leased parcel of land which is adjacent to Interstate 74 on the Mississippi River (the "Bettendorf Site"). The Bettendorf Site is approximately six miles from its primary competitor, the Presidents Landing Casino in Davenport, Iowa, which together with Lady Luck Bettendorf comprise approximately 90% of the gaming market in that area. Lady Luck Bettendorf consists of an approximately 30,000 square foot casino on a riverboat gaming vessel, which is approximately 300 feet by 100 feet, has an entertainment area for parties and special events and, as of December 31, 1996, approximately 860 slot machines, 38 other table games and six poker tables. The vessel has gaming operations on three floors. The first floor has a 19th century Iowa river theme, the second floor has a sports theme and the poker room is on the third floor. The vessel is certified for 2,500 passengers including crew. Other related facilities include a restaurant, gift shop, retail outlet center, sports bar, showroom and approximately 1,000 parking spaces.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with Bettendorf Riverfront Development Corp. ("BRDC") to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. In addition, the Company is leasing certain gaming equipment to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month, its fair market rental value.

     All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf pursuant to a management agreement for a fee equal to 2% of gross revenues plus 7% of EBITDA generated by Lady Luck Bettendorf, less $37,500 per month. In no event shall such fee, prior to the $37,500 adjustment, exceed 4% of Lady Luck Bettendorf's gross revenue. BRDC provides consulting services to the Company concerning licensing, staffing and management of the marine aspects of the gaming vessel and any land based development. All consulting fees paid to BRDC (which will be based upon Lady Luck Bettendorf's gross revenues) will be paid by the Company out of its management fee. The Bettendorf Joint Venture is operated by a group of four managers. Each of BRDC and the Company have appointed two managers. Most management decisions, including capital calls and distributions, will be determined by a majority of the managers.

     Lady Luck Biloxi. Lady Luck Biloxi commenced operations on December 13, 1993. Biloxi is a beach resort town on the Gulf of Mexico. The casino has an Asian theme and is located adjacent to Highway 90, approximately 60 miles east of New Orleans, Louisiana. Lady Luck Biloxi consists of a two story dockside facility with approximately 21,000 square feet of gaming space containing, as of December 31, 1996, approximately 650 slot machines and 23 table games, a coffee shop/buffet, a lounge bar, a gourmet restaurant and a logo shop. Currently, nine other casinos are either operating or are under construction in the market surrounding Lady Luck Biloxi. As a result of increased competition, Lady Luck Biloxi became unprofitable on an operating basis during the second half of 1994 although operations stabilized and improved in the second half of 1995 and during 1996. The Company continues to seek financing for the development of a hotel and related amenities for Lady Luck Biloxi. There can be no assurance that the Company will obtain such financing.

     Lady Luck Central City. The Company's Central City, Colorado casino, Lady Luck Central City, is located approximately 35 miles west of Denver. The Casino has a Las Vegas-style theme, which distinguishes it from the traditional
Victorian theme of many other Central City casinos. Lady Luck Central City has significant debt service requirements which it is currently unable to meet through its operations. During November 1996, GCI entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt, related to the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. However, no assurance can be provided that these contingencies will be satisfied.

     The Bally's Joint Venture. In March 1995, the Company formed a joint venture with affiliates of Bally's Entertainment Corporation ("Bally's") to complete a casino/hotel project in northern Tunica County, Mississippi. Upon formation of the Bally's Joint Venture, ORD contributed its existing 240-room hotel in northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in southern Tunica County, and certain other assets to the joint venture. The Dockside Casino has been relocated to the ORD hotel site. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's and D.J. Brata concerning the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and, in 1995, provided a reserve of $350,000 relating to any unfavorable resolution of these matters. Hotel operations under Bally's commenced in April 1995 and casino operations commenced in December 1995.

     The Bally's Joint Venture consists of approximately 40,000 square feet of gaming space, with approximately 1,260 slot machines and 57 table games. In addition to the 240-room hotel, the Bally's Joint Venture has a buffet/coffee shop, a steak house, a multi-purpose entertainment complex, administrative facilities and approximately 1,200 parking spaces.


Development Stage Projects

     In addition to its Operating Casinos, the Company has two dockside or riverboat casino projects in various stages of development, one in each of Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these Development Stage Projects is described below.

     The Missouri Project. Previously, the Company and a local investor (the "Original Investor") intended to develop a themed hotel and entertainment center, including a casino on a cruising vessel, in Jefferson County, Missouri, located just outside the city of Kimmswick and approximately 20 miles south of St. Louis. At that time, the Original Investor owned approximately 7% of the Missouri Project. However, construction of the Missouri Project was delayed due to the prohibition against games of chance (slot machines and roulette) until Missouri voters ratified a constitutional amendment in November 1994. The Company determined that it was not in a position to commit additional capital to the Missouri Project. Thus, management determined that it was in the Company's best interests to seek a new joint venture partner to assist in completion of the Missouri Project.

     Accordingly, on November 30, 1995, LLK entered into an Agreement of General Partnership (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on an approximately 45-acre parcel of land in Jefferson County, Missouri (the "Kimmswick Site"). Through December 31, 1996, the Company has expended approximately $8.4 million in the Missouri Project. Such investment consists of approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.4 million in other costs associated with the development of the project.

     Pursuant to the Kimmswick Agreement, LLK will contribute certain assets with a book value of approximately $8.0 million to the Kimmswick Joint Venture in consideration of a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8.0 million, LLK will have to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15.0 million in cash in consideration of a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis agrees either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57.0 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80.0 million, each of LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partner's share and have the entire contribution treated as a loan to the joint venture or to advance the non-contributing partner's share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partners' respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

     The obligations of Davis to contribute capital to, or otherwise provide financing to, the Kimmswick Joint Venture are subject to satisfaction of numerous conditions, including that there shall be no governmental regulation that is likely to increase the cost of, or diminish the EBITDA to be generated by, the Missouri Project in amounts exceeding certain thresholds and that a gaming license shall have been obtained from the Missouri Gaming Commission. There can be no assurance that any of such conditions will be satisfied and, therefore, there can be no assurance that the Kimmswick Joint Venture will be funded.

     Beginning with the first quarter in which the Kimmswick Joint Venture has operating income, the joint venture will distribute 80% of its Available Funds (defined as net income less debt repayments and capital expenditure and other reserves) in each of the first three fiscal quarters of each fiscal year to the partners and, at the end of each fiscal year, the joint venture will distribute an amount which, together with all other amounts previously distributed during such fiscal year, equals 90% of Available Funds for such fiscal year. All distributions of Available Funds shall be made first to Davis to the extent of its priority or preferred interest and then to the partners in proportion to their respective interests in the joint venture. LLK will also be entitled to certain additional distributions to the extent that its tax liability in respect of the joint venture exceeds the amount otherwise distributed to it.

     The Kimmswick Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% of the joint venture's gross revenues plus 7% of the EBITDA of the joint venture but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate management fee in any year plus the amount of all distributions to LLK in such year generally will not exceed the amount of distributions to Davis in such year. LLK's continued engagement as manager of the Kimmswick Joint Venture will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, LLK will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

     Development of the Missouri Project is subject to approval by the Missouri Gaming Commission. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. In addition, a person owning real property adjacent to the site of the Kimmswick Project sought to overturn decisions by the Jefferson County Commission (the "Commission") with respect to the zoning of such site. A trial was conducted in April 1996 and the court decided to uphold the zoning decisions made by the Commission.

     The Vicksburg Project. The Company's planned casino project in Vicksburg, Mississippi is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street. The original Vicksburg Project plans include a "Monte Carlo" themed approximately 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of December 31, 1996, approximately $14.4 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $47.9 million to complete construction and commence operations of the Vicksburg Project. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets related thereto. There can be no assurance that the Company will form a joint venture or sell such assets.


Pre-development Stage Projects

     In addition to its Development Stage Projects, the Company is in the Pre-development stage of casino projects in Scott City, Missouri and Vancouver, British Columbia. As of December 31, 1996, the Company has invested approximately $1.1 million of capital in these Pre-development Stage Projects (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing. The Company is seeking joint venture partners to finance such projects. There can be no assurance that the Company will form such joint ventures. A brief description of each of the Pre-development Stage Projects is set forth below.

     Lady Luck Vancouver. The Company has entered into a management agreement with the Coquitlam Band (the "Band") to develop and manage a gaming facility to be located on tribal land approximately eight miles from downtown Vancouver, British Columbia, Canada (the "Vancouver Project"). The Vancouver Project is expected to consist of a gaming and entertainment center, a youth-oriented entertainment center and an outdoor amphitheater. The Company anticipates that the Vancouver Project will cost approximately $33.0 million to complete. The management agreement requires ratification by the Band prior to being perfected. The provincial government is currently studying the expansion of gaming in British Columbia, which could include gaming on First Nation Reserve lands.

     The Scott City Project. The Company has entered into options to lease property for a casino project in Scott City, Missouri (the "Scott City Project"). Scott City is approximately 150 miles south of St. Louis, Missouri, along Interstate 55. The Scott City Project is expected to consist of a gaming vessel, a 200-room hotel, an outlet mall, an athletic complex and an 18-hole golf course. The Company anticipates that the Scott City Project will cost approximately $65.0 million to complete. The Company has been endorsed by, and entered into a development contract with, the City of Scott City to be the exclusive casino operator for a three year period in Scott City. The Company has filed an application for a gaming license with respect to the Scott City Project. The Company intends to seek joint venture partners to finance the Scott City Project.


Marketing

     The Company's marketing strategy is to target middle-market, value-oriented gaming customers and to employ systematic marketing programs to attract and retain customers. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of every slot machine and table game player, regardless of their level of play. The Company uses this information to treat every player as a VIP by sending them follow up promotions based on their level of play. The Company believes that utilizing the Lady Luck name, combined with these personalized database driven marketing programs, will create a strong brand image synonymous with quality gaming facilities, service and food.

     Initially, the Company focuses on targeting the local and drive-in markets surrounding each of the Operating Casinos. To attempt to create a positive image and maintain awareness of the Operating Casinos, the Company utilizes direct mail, television, radio, billboard and newspaper advertising. To target local residents, the Company's promotions emphasize the appetizing food, friendly service, a high paying slot player club program, and the latest in gaming technology. The goal of the Company's marketing program is to capture the name, level of play and preferred games of every customer that either (i) plays slot machines or table games; (ii) responds to an advertisement or redeems a coupon book; or (iii) is recommended by another customer. The Company uses this information to treat every customer as a VIP, regardless of the customer's playing level. Utilizing a similar strategy, Gemini, as defined below, and the Company's Operating Casinos have built a database of over one million customers. Management believes the Company will benefit from utilizing the names on this database to target potential customers. The Company uses this data, as well as the data collected at the Company's other casinos, to implement direct-mail marketing programs designed to increase the frequency of casino patron visits. The Company expects to continue to build a detailed database by utilizing customer tracking systems.

     As the markets surrounding the Company's Operating Casinos continue to mature, the Company has expanded its focus to encompass the surrounding tourist markets of each Operating Casino. The Company utilizes and continuously monitors the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazines placed in the surrounding areas to increase the Operating Casinos' visibility and to promote the image that these casinos are part of the history and romance of riverboats of the past. Management believes that the advent of casino gaming will increase the current length of a tourist's stay as well as increase the number of tourists into some areas. The Company also works with local organizations with the goal of promoting the areas to increase the number of tourists.


Management Agreements

     The Company previously entered into certain management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"), a company owned by Andrew Tompkins, the CEO and Chairman of the Board of the Company. Pursuant to the Old Management Agreements, LLCI provided management services to the Company regarding the operations and marketing of each of the Operating Casinos. Effective January 1, 1996 the Company entered into new marketing agreements (the "New Marketing Agreements") with entities controlled by Mr. Tompkins. Under the New Marketing Agreements, LLGC pays an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc., a wholly-owned corporation of Mr. Tompkins which does business as Lady Luck Casino/Hotel in Las Vegas, Nevada ("Gemini"), equal to the greater of (a) 9% of LLGC's EBITDA (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Kimmswick Joint Venture, if consummated, and the Bettendorf Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by LLGC to third parties) and (b) $1,700,000 per year (as adjusted based on the Consumer Price Index). LLGC has agreed to use the "Lady Luck" name on all existing and future casinos which it operates. With respect to the Bettendorf Joint Venture, LLCI assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to BRDC (the "BRDC Obligation"). During any default in the payment of principal of or interest on the Notes, LLGC will not pay (but will accrue on its books) any licensing fee to LLCI. In addition, LLGC: (i) pays Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities; (ii) reimburses a related party of LLGC, wholly-owned by Mr. Tompkins, which performs marketing services on the Company's behalf, for certain allocated payroll and overhead costs; and, (iii) will no longer receive reimbursement from a wholly-owned corporation of Mr. Tompkins for the salary and benefits paid to Mr. Tompkins as Chairman of the Board and Chief Executive Officer of LLGC (collectively the "Management/License Fee Overhead Costs").


Employees

     As of December 31, 1996, the Company had approximately 2,950 employees: approximately 990 employees at Lady Luck Rhythm & Blues, Country Casino and the Pavilion, approximately 470 employees at Lady Luck Natchez, approximately 810 employees at Lady Luck Bettendorf, approximately 500 employees at Lady Luck Biloxi, approximately 150 employees at Lady Luck Central City, and anticipates employing up to 500 to 800 employees at each of the other Development Stage Projects. The Company's employees are currently non-union. The Company has not experienced any work stoppages and believes its relations with its employees are good.


Competition

     Currently, the Company owns and operates three dockside casinos in Mississippi, a land-based casino in Colorado and, through the Bettendorf Joint Venture, a riverboat casino in Iowa. In addition, the Company has an interest in the Bally's Joint Venture, which commenced operations in northern Tunica County, Mississippi during December, 1995. The Company also has dockside or riverboat casinos in various stages of development in Mississippi and Missouri. The Company is also in the pre-development stages of casino projects in Missouri and British Columbia. The Company believes that these gaming markets are extremely competitive and expects them to become even more competitive. The Company competes in these gaming markets by attempting to develop locations within such markets which are more accessible to potential customers and through its sales and marketing efforts described above.

     In 1996, the Mississippi gaming market became increasingly competitive. As of December 31, 1996, there were a total of 30 licensed and operating dockside gaming facilities in Mississippi, consisting of 10 in Tunica, eight in Biloxi, two in Gulfport, four in Vicksburg, one in Hancock County, one in Coahoma County, one in Natchez and three in Greenville. Two additional dockside casinos are licensed and under construction in Biloxi. In addition, DeSoto County, the northwestern-most Mississippi County and nearest to Memphis, could, under existing state law, vote to authorize gaming activities. The voters of DeSoto County have voted against legalized gaming on three occasions, most recently in November, 1996. However, local referenda can be held during presidential election years, and no assurance can be given that gaming will not be approved in DeSoto County in future elections. Furthermore, the Choctaw Indian Tribe has negotiated a compact with the State of Mississippi and has opened a land-based casino located within approximately 100 miles to the east of Jackson, Mississippi.

     Accordingly, there is a substantial risk that the supply of gaming facilities in Mississippi will exceed the demand for gaming, which could have a material adverse effect on the operating results of Lady Luck Rhythm & Blues, Country Casino, Lady Luck Natchez, Lady Luck Biloxi, the Bally's Saloon and Gambling Hall, and, if opened, the Vicksburg Project.

     In Arkansas, a gaming referendum, which, if passed, would have legalized certain forms of gaming at certain locations was defeated in November of 1996. If gaming were legalized in certain areas of Arkansas, it could have a material adverse effect on the Company's Coahoma County facilities and the Bally's Saloon and Gambling Hall.

     In Colorado, the Company competes with other limited stakes gaming establishments in Central City, nearby Black Hawk, Cripple Creek and on Native American land in the southwestern part of Colorado. Competition for gaming revenue in Colorado is intense. As a result, the number of gaming establishments has decreased from a peak of 75 in September 1992 to 55 in February 1997.

     The Company expects that the Missouri Project, if opened, will face competition from dockside and riverboat gaming in Missouri, including St. Louis, as well as existing and future riverboat and dockside unlimited stakes gaming in Illinois.

     Lady Luck Bettendorf faces competition from two other riverboats in the Quad Cities area, including riverboats in Davenport, Iowa and Rock Island, Illinois.

     The Company also competes with gaming facilities nationwide and in Canada, including land-based casinos in Nevada, New Jersey, South Dakota and Ontario, riverboat or dockside gaming in Missouri as well as various gaming operations on Native American land in such states as New York, California, Connecticut, Iowa, Michigan, Minnesota, Arizona, Washington, Wisconsin, Louisiana and Mississippi. Other jurisdictions may legalize various forms of gaming that may compete with the Company in the future. Although the Company expects that the presence of gaming in a city will result in an increase in the number of people visiting such city, there can be no assurance that such an increase will occur. The failure of such cities to realize such an increase, or a subsequent decrease in the number of visitors to an area where the Company is engaged in gaming, could have a material adverse effect on the Company's operations.

     In any jurisdiction where the Company may commence operations, it will face competition for desirable sites or qualified personnel. The Company will also compete with other forms of wagering, including bingo and pull tab games, card clubs, pari- mutuel betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals and video poker terminals, as well as other forms of entertainment.

     Certain of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors, it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.


Seasonality and Weather

     Even if the Company is able to expand into other jurisdictions, it may remain dependent on a relatively small number of dockside facilities. A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. Additionally, due to its location on the Gulf of Mexico, Lady Luck Biloxi is especially vulnerable to damage from hurricanes. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results. A disproportionate amount of Lady Luck Central City's revenues are received during the summer months. Lady Luck Central City is accessible only via a narrow, winding mountain road and, accordingly, inclement weather may have an adverse effect on its revenues. While seasonal revenue fluctuations may occur at the casinos in Mississippi, Iowa and Missouri, such seasonal fluctuations are expected to be routinely less significant than those experienced in Colorado.


REGULATORY MATTERS

     LLGC, through its subsidiaries and affiliates, owns and operates gaming casinos in Mississippi, Colorado and Iowa and intends to develop a project in Missouri. The entities owning such casinos and any entities owning casinos in the future are or will be required to obtain and maintain certain gaming licenses from the applicable state regulatory authorities and comply with certain regulations with respect thereto. Although the Company believes it is in material compliance with all applicable gaming regulations, non-compliance by the Company could have a material adverse effect on the Company's operations. Generally, regulatory authorities have broad discretion in granting, renewing and revoking gaming licenses. LLGC itself is required to be found suitable to own the entities directly or indirectly owning such casinos. In addition, the Company's directors and many of the employees of such casinos are required to obtain gaming licenses. Where it has not already done so, the Company intends to apply for such licenses and to have its employees, to the extent required, apply for such licenses. All directors and executive officers of the Company have received all necessary approvals with respect to the Operating Casinos and have received, applied for or will apply for all necessary approvals with respect to the Development Stage Projects and the Pre-development Stage Projects. While the Company has received certain gaming licenses in the states of Mississippi, Colorado and Iowa, the Company has not received licenses in any other jurisdiction. There can be no assurances that each casino, officer, director, or the appropriate gaming employees will receive (where such has not yet been received) or maintain the necessary gaming licenses, or that the Company or its casinos will be able to operate successfully or profitably under the terms of any such licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to obtain or retain licenses in other jurisdictions.

     Any jurisdiction in which the Company may seek to conduct gaming operations in the future would likely require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of whatever gaming facilities it intends to utilize. There can be no assurance that the Company will obtain the necessary approvals on a timely basis or with acceptable conditions to allow the Company to open any of the Development Stage Projects or Pre- development Stage Projects. In addition, the State of Mississippi currently requires, and other jurisdictions may require, prior approval for all entities that are conducting gaming within their respective jurisdictions before conducting gaming in other jurisdictions. The obtaining of such licenses and approvals may be time consuming and expensive and cannot be assured. Any regulations adopted by the gaming commissions, the legislatures or any governmental authority having jurisdiction in Mississippi, Colorado, Missouri, Iowa, or other jurisdictions in which the Company has or intends to have gaming operations may have a material adverse effect on the Company's results of operations or financial condition, including its ability to raise financing.


     Mississippi Gaming Regulations

     The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act passed in June 1990 (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission and Mississippi Tax Commission which are empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters in counties bordering the Mississippi River or in waters of the State of Mississippi (so-called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison, Coahoma and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern-most county of Mississippi, and DeSoto County, south of Memphis, Tennessee, have voted to prohibit gaming in such counties. Gaming may also be legally conducted on Native- American lands in Mississippi as regulated in part by the Federal Indian Gaming Regulatory Act of 1988, which activity is not subject to the Mississippi Act. Presently, the Mississippi Band of Choctaws operates a land based casino at a location in East- Central Mississippi.

     The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location which has been approved as a gaming site by the Mississippi Gaming Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who is actively and directly engaged in the administration or supervision of gaming, or who has any other significant involvement with the activities of any gaming subsidiary, or who exercises a material degree of control over the licensee, either directly or indirectly, must be found suitable by the Mississippi Gaming Commission. In addition, any employee of the licensee which is directly involved in gaming must obtain a work permit from the Mississippi Gaming Commission. The Mississippi Gaming Commission will not issue a license or make a finding of suitability unless they are satisfied, after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license have proven that they are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Gaming Commission will not issue a license unless they are satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Gaming Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause.

     The Mississippi Gaming Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as they deem reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Gaming Commission may fine any licensee or person who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Gaming Commission by petition to a Mississippi Circuit Court, but the filing of such petition does not necessarily stay any such action taken by the Mississippi Gaming Commission pending a decision by the Circuit Court.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which the gaming subsidiaries' respective operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon a percentage of the gross gaming revenues received by a casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). In Coahoma and Harrison Counties, for instance, the local governments have imposed gross revenue fees of 3.2% as well as annual fees on slot machines. As of June 1, 1995, the City of Natchez was authorized to impose an equivalent tax on casino gross revenue. The license fee equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and up to $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi state income tax liability for the year paid. The Company may also be subject to a local municipal or county tax equal to one-tenth of the license fee due to the State of Mississippi as set forth above. An additional license fee, based upon the number of table games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. Based upon the Company's planned activities, this additional licensee fee will equal approximately $399,200 (aggregate for all the Dockside Casinos), plus $100 for each game in excess of 35 games at any one location. Municipal and county fees have been and may in the future also be assessed, and may vary from jurisdiction to jurisdiction. All taxes must be timely paid in order to retain the gaming license.

     The Company is also subject to certain audit and record keeping laws and regulations, primarily intended to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of the securities of the Company, at any time. The Company is required to provide the Mississippi Gaming Commission with notice of any changes in directors or officers. The Mississippi Gaming Commission requires that any CEO, president, CFO or secretary of the Company or its subsidiaries be found suitable. In addition, the Mississippi Gaming Commission requires that any other director or officer of the Company who has a substantial involvement with gaming or a significant administrative supervisory role of the gaming operations be found suitable. These suitability findings may be made after such individuals take office as directors or officers. However, the Mississippi Gaming Commission may require that the Company sever relations with individuals if they are not found suitable. In addition, during the pendency of any suitability finding, the Mississippi Gaming Commission may require that such individuals not act as directors or officers. Messrs. Tompkins, Uboldi, Reid and Hlavsa have been found suitable by the Mississippi Gaming Commission.

     Because the Company is licensed to conduct gaming in Mississippi, neither the Company nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission has adopted regulations related to foreign gaming approval and the impact of any such regulations on the future operations of the Company cannot be determined at this time. The Mississippi Gaming Commission has confirmed that this requirement will not apply retroactively. However, the Mississippi Gaming Commission will need to approve the Company's future gaming operations outside of Mississippi. The Compan's operations in Colorado and Iowa have been approved by the Mississippi Gaming Commission.

     The Mississippi Regulations also require prior approval for a "plan of recapitalization" as defined by such regulations. In addition, the Company must submit detailed financial, operating and other reports to the Mississippi Gaming Commission. Substantially all loans, leases, securities and similar financing transactions entered into by the Company must be reported to or approved by the Mississippi Gaming Commission. The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and to furnish any other information which the Mississippi Gaming Commission may require. The Mississippi Act requires annual audits by independent certified public accountants of the financial statements of casino licensees with gross revenue of $3 million or more.

     Any permanently moored vessel used for casino operations must meet the fire safety standard of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. Additionally, any establishment to be constructed for dockside gaming must meet the Southern Standard Building Code or the local building code, if such a local building code has been implemented at the casino's site. All permanently moored vessels must comply with certain standards for stability, flooding and stability after damage. The regulations require approvals by the American Bureau of Shipping, which is under contract with the Mississippi Gaming Commission to perform such stability tests.


     Colorado Gaming Regulations

     The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Director of the Division (the "Director"), under the supervision of a five-member Colorado Commission, has been granted broad power to ensure compliance with the law and regulations adopted thereunder (the "Colorado Regulations").

     The Colorado Commission is empowered to issue five types of gaming and gaming related licenses. Lady Luck Central City was granted an operator's and retailer's gaming license on April 16, 1993. The license must be renewed each year.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;
(iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the business opportunities of the Company and its stockholders in Colorado are limited to such interests that comply with the statute and Commission's rules.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act; (ii) all officers, directors and stockholders of a licensed privately held corporation; (iii) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation; (iv) all general partners and all limited partners of a licensed partnership; (v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation; (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; and
(vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises. In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, promptly must provide to the Director all information which may be requested concerning: financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or Colorado Commission to require a licensee or applicant to terminate its "gaming contract" with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     Under the Colorado regulations, any person or entity having any direct or indirect interest in a gaming license or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, may be required to supply the Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Lady Luck Central City, through their ownership in the
Company. Such persons must report their interests and file appropriate applications within 45 days after acquiring such interests. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Lady Luck Central City, through their ownership in the Company, must report their interest to the Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Commission, such investors, at the Commission's discretion, may be permitted to own up to 14.99% of Lady Luck Central City, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question.

     A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Commission. The Company may not sell any interest in GCI without the prior approval of the Commission.

     All persons employed by the Company and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a gaming license in Colorado. Lady Luck Central City pays the cost of such licensing for certain of its employees.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified; (ii) fails to provide information and documentation requested, fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (iii) has been, or has any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest of 5% or greater in the applicant who has been convicted of certain crimes, including the service of a sentence upon conviction for a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gaming related offenses, theft by deception or other crimes involving fraud or misrepresentation, is under current prosecution for such crimes (license determination may be deferred during such pendency), is a career offender or a member or associate of a career offender cartel or is a professional gambler; or (iv) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to own interests in Lady Luck Central City, whether directly or indirectly through the Company, then the Company and Lady Luck Central City may be sanctioned, which may include the loss by Lady Luck Central City and the Company of their approvals and licenses.

     In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require Lady Luck Central City or the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable.

     Lady Luck Central City must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. Lady Luck Central City also must not exceed certain gaming square footage requirements as a total of each floor and the full building. Lady Luck Central City may operate only between 8:00 a.m. to 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Lady Luck Central City may not provide credit to its gaming patrons.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% over $2 million up to and including $4 million, 14% over $4 million up to and including $5 million, 18% over $5 million up to and including $10 million, and 20% in excess of $10 million. The Colorado Commission also has imposed an annual device fee of $100 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Central City has imposed an annual device fee of $1,165 per gaming device and may revise the same from time to time.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Lady Luck Central City, through their ownership of the Company, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. Lady Luck Central City holds a Retail Gaming Tavern liquor license. No person with an interest in the Company can have an interest in a liquor licensee which holds anything other than a Retail Gaming Tavern liquor license, and no person can have an interest in more than three Retail Gaming Tavern liquor licenses.


     Iowa Gaming Regulations

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and certain other waterways located in Iowa. The legislation authorized the granting of licenses to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     In 1994, Iowa amended the enabling legislation removing several previous restrictions including loss and wager limits and restrictions on the amount of space on a vessel that may be utilized for gaming. Current law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one 2-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     On August 11, 1994 the Riverbend Regional Authority, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa (the "Authority"), entered into an agreement (the "Operator's Contract") with the Bettendorf Joint Venture authorizing the Bettendorf Joint Venture to operate riverboat gaming operations in Bettendorf. The initial term of the Operator's Contract is for three years. The Bettendorf Joint Venture has the right to renew the contract for succeeding three year periods as long as Scott County voters approve gaming in the jurisdiction. The enabling legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. Such a referendum was passed on April 7, 1994 with 80% voting in favor of passage and casino gaming was thereby authorized in Bettendorf for a period of nine years from the issuance date of the license. Another referendum cannot be held until 2002 and if approved, subsequent referenda will occur at 8 year intervals. Under the Operator's Contract, the Bettendorf Joint Venture pays the Authority $1 per passenger for the first 500,000 passengers in any year and $1.50 for each passenger in excess of 500,000. The per passenger admission charge is increased by 1/2 of the Consumer Price Index for each three year extension period of the Operator's Contract. The Bettendorf Joint Venture also pays the Authority an amount equal to 2% of the net gaming win in excess of $35,000,000 and less than $44,000,000 in any year.

     Further, pursuant to statute, the Bettendorf Joint Venture must pay a fee to the City equal to $.50 per passenger. On March 6, 1997, the Iowa Gaming
Commission authorized the renewal of the Bettendorf Joint Venture's gaming license. The license is for an additional term of one year commencing April 1, 1997, is not transferrable and will need to be renewed in March of 1998 and at the end of each renewal period thereafter.

     The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the "Iowa Gaming Laws"), concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to (i) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have a material adverse effect on the Bettendorf Joint Venture's gaming operations.

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Bettendorf Joint Venture must submit detailed financial and operating reports to the Iowa Gaming Commission. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

     Officers, directors, managers and certain key employees of the Bettendorf Joint Venture are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Bettendorf Joint Venture may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. An application for a license may be denied for any cause deemed reasonable by the Iowa Gaming Commission. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by such officers or key employees and the power to require the Bettendorf Joint Venture to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

     The Iowa Gaming Commission may revoke a gaming license if, among other conditions, the licensee: (i) has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;
(ii) has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise; (iii) is not the true owner of the enterprise; (iv) has failed to disclose ownership of other persons in the enterprise; (v) is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license; (vi) knowingly makes a false statement of a material fact to the Iowa Gaming Commission; (vii) fails to meet a monetary obligation in connection with an excursion gaming boat; (viii) pleads guilty to, or is convicted of a felony; (ix) loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;
(x) is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or (xi) assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by such licensee could be limited, made conditional, suspended or revoked. In addition, the Bettendorf Joint Venture and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws at the discretion of the Iowa Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on the operations of the Bettendorf Joint Venture.

     The Iowa Gaming Commission may also require any individual who has a material relationship with the Bettendorf Joint Venture to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Bettendorf Joint Venture's equity securities must be approved by the Iowa Gaming Commission prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

     Gaming taxes approximating 20% of the adjusted gross receipts will be payable by the Bettendorf Joint Venture on its operations to the State of Iowa. In addition, there are costs which include a $50,000 initial application fee, yearly operations fees and all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

     If required by any gaming authority or if the Company reasonably determines that ownership of any of the Company's securities, including the Notes, by any person or entity will either materially preclude, interfere with, threaten or delay the issuance of, or jeopardize the maintenance and existence of any gaming or liquor license, or result in the imposition of significantly burdensome terms or conditions on such license, the Indenture provides that the Company will have certain rights to redeem such Notes or require the sale of such Notes.


     Missouri Gaming Regulations

     Gaming was originally authorized in the state of Missouri on November 3, 1992, although no governmental action was taken to enforce or implement the original law. On April 29, 1993, Missouri enacted the Missouri Gaming Law, replacing the original law. Substantial amendments to the Missouri Gaming Law were passed effective May 20, 1994. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri.

     The ownership and operation of riverboat gaming facilities in Missouri are subject to extensive ongoing state and local regulation to which the Company and certain of its officers and employees will be subject, including licensure. The Company and certain of its officers and employees will be required to undergo extensive application procedures in order to obtain the requisite licenses and permits to operate. Such licenses are to be issued through application with the Missouri Gaming Commission, which will require, among other things,
(a) investigations into applicants' character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women; and (ii) an economic development or impact report. The Company's license fees will be at least $50,000 for the application, with an annual fee of at least $25,000 thereafter. The Company's licenses will last for a term of two years except that the first license and subsequent renewal granted to each gaming operator are to be for terms of one year. There can be no assurance that the Company's application for a license to operate a riverboat in Missouri or such other requisite applications will be approved in a timely manner or at all. In addition, every individual participating in gaming operations in any capacity must obtain an occupational license. There are two levels of such licenses. The first is level one and includes the audit manager, casino manager, chief of security, controller, electronic data processing manager, slot department manager, surveillance manager, assistant manager, "key person" and any other person or entity the Missouri Gaming Commission directs to file a level one application. A "key person" includes, but is not limited to, an officer, director or holder of any direct or indirect legal or beneficial interest whose combined direct, indirect or attributed interest is 5% or more in a business entity or anyone so designated by the Missouri Gaming Commission. A level two license would include all other employees. The application fee for a level one license is $1,000 and for a level two license is $75. The licenses must be renewed annually and the renewal fee is $50 for either license. The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations which may be promulgated thereunder. Penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. Also, the Missouri Regulations provide that any transfer of a 5% or more direct or indirect ownership interest in a publicly traded gaming licensee can be disapproved by the Missouri Gaming Commission.

     The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, a minimum payout requirement of 80% for gambling devices, a 20% tax on adjusted gross receipts, prohibitions against lending to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's boat. Licensees must also submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law currently provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Commission will ultimately determine the location, number and type of excursion boats in any city or county which has approved riverboat gambling, such city or county approval being a prerequisite to riverboat gambling in such city or county.

     Any city or county which has recommended riverboat gambling is to submit a plan outlining, inter alia, the number of boats to be licensed, the recommended licensee(s), and the community's economic development or impact and affirmative action plan. By regulation, the plan is to be submitted within 30 days after the filing of an application for a license in that city or county. With respect to the availability of dockside gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. All other boats must cruise unless authorized by the Missouri Gaming Commission for continuous dockside gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's or the local city's or county's riverboat history to the extent practicable and include certain non-gaming amenities. An excursion gambling boat is now defined as a boat, ferry or other floating facility. The Missouri Gaming Law also imposes annual licensing requirements on suppliers of gaming equipment or other suppliers to riverboat operators.

     There can be no assurance that gaming will continue to be permitted in Missouri. The Missouri Gaming Law could be repealed or modified by Missouri's legislative process or by its judiciary.


 Non-Gaming Regulations

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes. The Colorado casino operations of Lady Luck Central City are located generally within the Central City/Clear Creek Superfund Site as designated by the EPA pursuant to CERCLA. The Superfund Site includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and cleanup by the EPA and the State of Colorado. CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including ordering Potentially Responsible Parties ("PRP's") to clean up or contribute to the cleanup of a Superfund site. PRP's are broadly defined under CERCLA, and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs.

     Lady Luck Central City is not included within any of the specific areas within the Superfund Site currently identified for investigation or remediation. In the course of developing the Lady Luck Central City facility, the former owner's contractors conducted investigations at the site in accordance with requirements of the governmental authorities as a prerequisite to obtaining certain necessary development permits. The investigations have been completed and the requisite permits issued. Nonetheless, there is the potential that the EPA or other governmental authorities could broaden their investigations and identify additional areas within the Superfund Site, including the Company's site, for cleanup. If Lady Luck Central City were included in the EPA's investigation and designated as an additional area of concern within the Superfund Site, the Company could be identified as a PRP and any liability related thereto could have a material adverse effect on the Company.

     The Vicksburg Site has been used as a bulk petroleum storage facility since the early 1950's, and contained above ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The Subsurface Assessment of the environmental condition of the site by an outside environmental consultant indicated that certain of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that such contamination was present in significant concentrations in some locations on site.

     Remediation efforts at the Vicksburg Site are complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, with all costs incurred to remediate environmental conditions on site paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg
Site). On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. The entire remediation cost was paid out of the escrow fund, and the Company did not incur any of these costs. However, no assurance can be provided that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

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

     Although the Company knows of no other pre-existing conditions at the intended sites for the Development or the Pre- development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.


ITEM 2.           PROPERTIES.

     The Company has various property leases and options to lease property and owns barges upon which dockside casinos have been or are anticipated to be constructed. Additionally, LLB owns two parcels of property at the site where Lady Luck Biloxi is located and leases several other properties at such site; LLV owns certain property (including the Vicksburg Site) where the Vicksburg Project would be located. The Lady Luck Natchez leases include the Silver Land lease, the Old Ferry Ramp lease and the Toll Plaza lease, all in Natchez. LLM also owns the property where the River Park is located. In addition, MLI has entered into the Coahoma County lease and purchased the leasehold associated with the property where the Riverbluff is located; LLG has entered into the Gulfport Leases; LLK has entered into an option to lease property in Jefferson County, Missouri; and the Company has entered options to lease property in Scott City, Missouri. All rental payments under these leases, other than rental payments under the Coahoma County leases, are calculated on a fixed base rent adjusted in accordance with increases in the Consumer Price Index up to a maximum of 3% in any given year. Rental payments under the Coahoma County leases are 5.5% of the annual Gross Revenues (as defined in such leases). The Company owns nine barges, one of which is in Natchez, one of which is in Biloxi, three of which are intended for use in the construction of the Vicksburg Project and four of which are in Coahoma County. The Company also owns a cruising gaming vessel which is being leased to the Bettendorf Joint Venture and has approximately $6.0 million invested in a partially finished cruising vessel which is currently intended to be used by LLK. GCI owns the property on which Lady Luck Central City is located and leases (and has an obligation to acquire) property where Lady Luck Central City has a parking lot. Certain of the Company's properties are encumbered by mortgages and other security agreements for the benefit of holders of the Notes. Additionally, the Company has granted liens on certain of its owned and leased properties to the sellers or lessors of such properties, including the property where Lady Luck Central City is located, a plot of land adjacent to Lady Luck Biloxi, the property where the River Park is located and purchased the leasehold interest where the Riverbluff is located. The Company leases its corporate offices in Las Vegas, Nevada pursuant to the New Marketing Agreements. See "Business -- Management Agreements".


ITEM 3.           LEGAL PROCEEDINGS.

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.8 million as of March 5, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. On or about September 24, 1996, the Company and the lawyer and consultant reached an agreement whereby in exchange for certain consideration mutual releases were executed.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $325,000 as of March 5, 1997 based upon published rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     In addition, from time to time the Company is a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings will have a material adverse impact on its financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security-holders of LLGC during the fourth quarter of 1996.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

     LLGC's common stock (symbol "LUCK") trades on the Nasdaq National Market tier of the Nasdaq Stock Market and is quoted in the Wall Street Journal and other newspapers. The following table sets forth the high and low sale prices of the Common Stock for each quarter during the preceding two years, as reported by Nasdaq.


                                                      Nasdaq Daily Sales Price


                                                                                                 High                  Low
--------------------------------------------------------------------------------------- ---------------------  --------------------



1995

1st quarter                                                                                    2-13/16                1-7/8
2nd quarter                                                                                     2-3/16                1-1/2
3rd quarter                                                                                     2-3/8                 1-1/2
4th quarter                                                                                     2-1/2                 1-5/8


1996

1st quarter                                                                                     2-7/32                1-5/8
2nd quarter                                                                                     4-5/8                   2
3rd quarter                                                                                     4-5/16                2-7/16
4th quarter                                                                                       3                   1-3/4

      As of March 12, 1997, LLGC had approximately 535 holders of record of its common stock.

      LLGC did not pay any cash dividends on its common stock in 1995 or 1996 and has no intention of paying cash dividends on its common stock in the foreseeable future.  In addition, the Indenture covering the 2001 Notes (defined below in Part II, Item 8) provides restrictions on the Company's ability to pay dividends on its common stock.


ITEM 6.           SELECTED FINANCIAL DATA.

Years ended December 31,                                1996           1995            1994            1993           1992
--------------------------------------------------- -------------  -------------  --------------   -------------   ------------
Thousands of dollars

Gross revenues                                       $   174,234   $    158,411   $      125,134   $      81,124   $         -
Promotional allowances                                   (12,527)        (8,821)          (7,979)         (4,313)            -
Net revenues                                             161,707        149,590          117,155          76,811             -
Casino expenses                                           56,806         49,703           41,859          21,492             -
Food and beverage costs and expenses                       6,928          8,582            7,215           2,982             -
Hotel expenses                                             1,925          1,667              652               -             -
Other operating expenses                                     282            310              574             194             -
Selling, general and administrative                       53,786         49,539           51,926          21,722           370
Related party management fees                              2,317          5,520            2,471           2,894             -
Depreciation and amortization                             11,289          9,694            7,067           2,478             -
Settlement of a Claim                                      1,100              -                -               -             -
Project development cost write-downs and reserves            404            509           15,635               -             -
Pre-opening expense                                          247              -            2,970           6,769             -
Abandonment loss                                               -              -            9,344               -             -
Operating income (loss)                                   26,623         24,066          (22,558)         18,280          (370)
Other (expense)                                          (20,415)       (19,204)         (15,393)         (2,729)            -
Income (loss) before income tax and extraordinary
    items                                                  6,208          4,862          (37,951)         15,551          (370)
Net income (loss)                                          6,139          6,718          (35,665)          3,810          (370)
Net cash provided by (used in) operating activities       13,492         17,083            8,590          22,935          (451)
---------------------------------------------------  -------------  -------------  --------------   -------------   ------------

At December 31, 1996, 1995, 1994, 1993 and 1992
Cash and cash equivalents                            $    15,490    $    22,148     $     28,914     $    18,351     $      25
Restricted cash                                                -          8,858            7,847               -             6
Current assets                                            20,584         35,219           44,679          22,327           112
Property and equipment, net                              173,119        155,664          170,345          91,116         6,899
Total assets                                             223,718        217,281          226,963         122,975         9,407
Current liabilities                                       19,892         23,702          216,954          42,200         2,123
Total liabilities                                        200,973        200,675          221,137          85,369         2,123
Series A mandatory cumulative redeemable preferred
    stock                                                 16,430         14,669           13,097          11,693             -
Stockholders' equity (deficit)                             6,315          1,937           (7,271)         25,913         7,284
Working capital                                              692         11,517         (172,275)        (19,873)       (2,011)
---------------------------------------------------  -------------  -------------  --------------   -------------  -------------










Years ended December 31,                                 1996            1995           1994            1993            1992
---------------------------------------------------- -------------  -------------  ---------------  -------------  -------------
Thousands of dollars, except per share amounts and
    employees

Selected Data
Net Income (loss) per share
      Before extraordinary item                      $       0.21  $        0.15   $        (1.45)  $       0.43   $      (0.02)
      Extraordinary item                                        -           0.08             0.04          (0.28)             -
      Applicable to common stockholders                      0.15           0.18            (1.47)          0.12              -
      Pro Forma net income (unaudited)
Pro Forma earnings per share (unaudited)                        -              -                -           0.11           0.01
Shares used in computing net income per share
    (in thousands)                                         29,285         28,952           25,300         24,664         24,286

Shares outstanding at year end (in thousands)              29,285         29,285           27,285         24,793              -

Cash dividends declared per common share                        -              -                -              -              -
Common Stock - High                                  $       4.63  $        2.81   $        13.75   $      19.00   $          -
Common Stock - Low                                   $       1.63  $        1.50   $         2.25   $       7.25   $          -
Common Stock - Year end                              $       1.88  $        1.63   $         2.59   $      10.75   $          -
Number of employees                                         2,950          2,850            2,100          2,330              5
--------------------------------------------------   ------------- --------------  ---------------  -------------  -------------


Reference is made to Part I, Item 3 - Legal Proceedings, which contains information regarding uncertainties which may have a material adverse effect on the Company's future financial condition and results of operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


Results of Operations


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's gross revenues increased from $158.4 million in 1995 to $174.2 million during 1996, an increase of $15.8 million or 10%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the acquisition of the 147-room River Park in Natchez, Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville, Mississippi, and the opening of Lady Luck Bettendorf, in Bettendorf, Iowa, improvements in its operations and income from leasing a gaming vessel and certain equipment to Lady Luck Bettendorf were primarily responsible for this increase in the Company's 1996 gross revenues, over the prior year.

     Lady Luck Rhythm & Blues generated $7.6 million of the Company's overall $15.8 million increase in gross revenues. A 43% increase in the average number of slot machines partially offset by a 25% decrease in the average daily net win per slot machine accounted for $5.3 million of Lady Luck Rhythm & Blues' increase in gross revenues. Country Casino, which opened May 21, 1996, increased the average number of slot machines in operation and decreased the average daily net win per slot machine significantly. In addition, increased competition from the casinos in Tunica, Mississippi, during the second half of 1996 had a significant adverse effect on average daily net win per slot machine. These changes, when analyzed quarterly, indicate, for the first quarter of 1996, an approximately consistent average daily net win per slot machine while the average number of slot machines in operation increased by 14%; and for the nine months ended December 31, 1996, a 52% increase in the average number of slot machines in operation partially offset by a 30% decrease in the average daily net win per slot machine. Increases in food and beverage, hotel and other revenues offset partially by a 5% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

     LLM's gross revenues increased $2.4 million in 1996 compared to 1995. LLM acquired and took over operation of the 147-room Best Western River Park in Natchez, Mississippi on April 15, 1996. During the period from April 15, 1996 through December 31, 1996, the hotel's gross room revenues were $1.3 million. The remainder of LLM's increase in gross revenues was primarily from increases in food and beverage operations at the casino in addition to the revenues from food and beverage sold at the hotel site.

     The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995 opening of the casino. During 1996, the Company's equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $0.7 million, after deducting the Company's share of pre-opening expenses of $1.1 million, a net increase of $1.6 million over the Company's $0.9 million equity in net loss of unconsolidated affiliates in the nine months ended December 31, 1995.

     During 1996, the Company's equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $3.1 million, an increase of $3.3 million over the Company's $0.2 million equity in net loss of unconsolidated affiliates in 1995. The Company's $0.2 million loss for 1995 reflects the deduction of the Company's share of pre-opening expenses of $1.2 million upon commencement of operations on April 21, 1995 and the completion of the outlet mall later that year. In addition, for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture, the Company recognized revenue of $3.8 million, a $1.3 million increase over the $2.5 million of revenue recognized during the period from commencement of operations through December 31, 1995.

     Casino operating expenses as a percentage of casino revenues increased from 36% in 1995 to 39% in 1996, primarily due to the following: (i) a 1.0% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) a 1.3% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, (iii) an 8% decrease in table and card games net revenues and a 3% increase in related expenses exclusive of complimentaries, and (iv) an increase in the local gaming tax rate paid by LLM.

     Food and beverage gross revenues increased from $14.6 million in 1995 to $16.9 million in 1996, an increase of $2.3 million or 16%, including a 37% increase in complimentary food and beverage revenues. This increase was also due to higher customer counts and additional outlets at the Lady Luck Rhythm & Blues/Country Casino complex, improvements at Lady Luck Natchez and the addition of outlets at the River Park, and was offset partially by changes in outlets at Lady Luck Biloxi. Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues declined from 102% for 1995 to 91% for 1996, continuing a trend of lowering costs of sales and labor expenses as a percentage of food and beverage revenues which was partially offset by the costs associated with outlet changes at Lady Luck Biloxi.

     Hotel total gross room revenues and operating results between periods are not comparable because ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995. In addition, LLM purchased the River Park on April 15, 1996 and MLI acquired the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. Notwithstanding the lack of comparability of total gross room revenues, gross room revenues at MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues increased 7% in 1996 compared to 1995.

     Despite an increase in selling,  general and  administrative  expenses from
$49.5 million in 1995 to $53.8 million in 1996, they remained constant as a percentage of gross revenues for both 1995 and 1996 at 31%. The $4.3 million increase in expense is primarily due to the following: (i) an increase of $2.2 million for marketing expenses primarily related to the Country Casino and the Pavilion, (ii) $2.1 million for the BRDC Obligation and Management/License Fee Overhead Costs in connection with, and, effective January 1, 1996, the New Marketing Agreements,(iii) a $1.3 million increase in rent, utilities and other expenses related to the new Country Casino, Pavilion, River Park and Riverbluff operations, and (iv) $0.2 million due to reserving the cost of demolishing certain pre-existing structures at the Vicksburg site during 1996, offset partially by: (i) a $0.6 million reduction in fees and costs, from $1.7 million in 1995 to $1.1 million in 1996, related to the solicitation of the amendments and waivers of continuing defaults (the "Amendments and Waivers") under the Indenture relating to the First Mortgage Notes due 2001 issued by the Company (the "2001 Notes") which was completed in March 1996, and (ii) a $0.6 million reduction in development costs due to focusing development efforts.

     Related party management/license fees decreased from $5.5 million during 1995 to $2.3 million during 1996, a decrease of $3.2 million or 58%. This decrease was due to the Company entering into the New Marketing Agreements in replacement of the Old Management Agreements as described above offset partially by certain abatements totaling $0.7 million deducted in 1996 from the management/license fees the Company received from the Bettendorf Joint Venture. In addition, under the New Marketing Agreements, the BRDC Obligation and Management/License Fee Overhead Costs totaling $2.1 million are included in selling, general and administrative expense for 1996, while, in 1995, the cost of these items was the responsibility of related parties, wholly-owned by Mr. Tompkins, pursuant to the Old Management Agreements.

     Operating income was $26.6 million and $24.1 million for 1996 and 1995, respectively. This increase is due to the following: (i) a $5.0 million increase in equity in net income of unconsolidated affiliates, (ii) reduced related party management/license fees, (iii) increased food and beverage revenues and operating margins, (iv) consistent selling, general and administrative expenses as a percentage of gross revenues on an expanded revenue base, and (iv) the acquisition of two additional hotel operations, offset partially by: (i) increased casino operating expenses as a percentage of casino revenues, and (ii) a $1.1 million settlement of a claim.

     Interest expense, net of capitalized interest, increased from $20.1 million in 1995 to $22.2 in 1996, an increase of $2.1 million or 10%. This increase is primarily attributable to a 1 3/8% increase in the interest rate on the 2001 Notes offset partially by a $6.5 million higher balance outstanding of 2001 Notes for a portion of 1995.

     The net income applicable to common stockholders was $5.1 million or $0.18 per share in 1995 compared with net income applicable to common stockholders of $4.4 million or $0.15 per share for 1996. This decrease was primarily due to increases in interest expense and preferred stock dividends offset partially by increased operating income as described above. In addition, net income applicable to common stockholders for 1995 also included an extraordinary gain of $2.3 million or $0.08 per share resulting from an exchange of common stock for indebtedness.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The Company's gross revenues rose from $125.1 million in 1994 to $158.4 million in 1995, a 27% increase. The increase in gross revenues of $33.3 million is primarily from the operations of Lady Luck Rhythm & Blues which generated $87.6 million in gross revenues for 1995, an increase of $50.6 million over the $37.0 million generated by Lady Luck Rhythm & Blues during 1994 after its casino opened on June 27, 1994, offset partially by Lady Luck Tunica which had no revenues in 1995, but which generated $11.1 million in gross revenues during 1994, and by an $8.4 million reduction in gross revenues from Lady Luck Natchez during 1995 as compared to the same period in 1994. During the eight months ended December 31, 1995, the Company also recognized lease income of $2.5 million for the lease of a gaming vessel and equipment to the Bettendorf Joint Venture.

     Casino revenues increased from $109.8 million during 1994 to $138.4 million in 1995, an increase of $28.6 million or 26%. Casino operating expenses as a percentage of casino revenues declined from 38% in 1994 to 36% in 1995.

     Food and beverage revenues increased from $12.8 million in 1994 to $14.6 million in 1995, an increase of $1.8 million or 14%.

     Hotel operations results between periods are not comparable because Lady Luck Rhythm & Blues which commenced hotel operations August 7, 1994 had less than five months of operations in 1994 compared to a full year in 1995. In addition, ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995.

     Selling, general and administrative expenses decreased from $51.9 million in 1994, to $49.5 million in 1995. Moreover, as a percentage of gross revenues, selling, general and administrative expenses decreased from 41% in 1994 to 31% in 1995, or 10 percentage points. This decrease is primarily attributable to the unusually high selling, general and administrative expenses as a percentage of net revenues for Lady Luck Tunica in 1994, due to its closing April 24, 1994, and also due to implementation of steps, during 1995, to reduce corporate overhead costs and focus development efforts on those projects which the Company believes have the highest probability of success. Also, included in selling, general and administrative expenses in 1995 are expenses of approximately $1.7 million in connection with the solicitation of the Amendments and Waivers.

     During 1995, the Company recorded equity in net loss of unconsolidated affiliates of $1.1 million of which approximately $0.2 million relates to the Company's 50% ownership interest in the Bettendorf Joint Venture and of which approximately $0.9 million relates to the Company's 35% ownership interest in the Bally's Joint Venture. Included in the Company's portion of Bettendorf's net loss is a one time pre-opening expense of $1.2 million.

     Operating income (loss) was $24.1 million and ($22.6) million for 1995 and 1994, respectively. This increase was a result of a net revenue increase of $32.4 million period over period while expenses decreased $14.2 million.

     Interest expense, net of capitalized interest, increased from $16.9 million in 1994 to $20.1 million in 1995. The $3.2 million increase is primarily attributable to the additional long term debt incurred by the Company in February 1994 and to a decrease in 1995 in the amount of interest capitalized from $2.4 million to $0.8 million in 1994 and 1995, respectively, a decrease of $1.6 million or 67%, due to less construction activity during 1995.

     The net income applicable to common stockholders was $5.1 million or $0.18 per share in 1995 compared with a loss applicable common stockholders of $37.1 million or $1.47 per share for the same period in 1994. In addition to operating and other factors described above, the Company had $0.5 million and $15.6 million of one-time charges in 1995 and 1994, respectively, for the reserve or partial reserve of development assets associated with projects that the Company did not expect to complete in the near future. In 1994, the Company also had an abandonment loss related to ceasing operations in Tunica of $9.3 million. Net income for 1995 and 1994 also include extraordinary gains of $2.3 million and $1.1 million, respectively, resulting from exchanges of common stock for indebtedness.


      Certain Risks and Uncertainties

     The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those states. In addition, the Company's directors and many of the employees of casinos are required to obtain  gaming  licenses.  The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to continue its current gaming operations or to obtain or retain licenses in other jurisdictions. In addition, any regulations adopted by the gaming commissions, the legislatures or any governmental authority having jurisdiction in Mississippi, Colorado, Missouri, Iowa, or other jurisdictions in which the Company has or intends to have gaming operations may materially adversely affect the Company's operations.

     Mississippi  Gaming  Commission  regulations  require  licensees  to invest
certain  minimum  amounts  in  land-based,   non-  gaming   infrastructure  (the
"Land-Based Requirement"). While the Mississippi Gaming Commission (the "Commission") previously expressed concern as to whether LLB is in compliance with such requirements, the Commission found, subsequent to December 31, 1996, that LLB did in fact comply with the Land-Based Requirement.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. In Arkansas, a gaming referendum, which, if passed, would have legalized certain forms of gaming at certain locations, was defeated in November 1996. If gaming were legalized in certain areas of Arkansas, it could have a material adverse effect on the Company's Coahoma County facilities and the Bally's Saloon and Gambling Hall.

     The Company believes that its gaming markets are extremely competitive and expects them to become even more competitive as the number of gaming and other entertainment establishments increases. Such competition is particularly intense in the Colorado and Mississippi markets and the Company also competes with gaming facilities nationwide. It is also possible that substantial local and nationwide competition could cause the supply of gaming facilities to exceed the demand for gaming. Additionally, certain of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

     The Company is highly leveraged. As of December 31, 1996, the Company's total long-term indebtedness was approximately $181.1 million and its stockholders' equity was approximately $6.3 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations is dedicated to the payment of principal and interest on its indebtedness, such cash flow would not be available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

     The Company currently estimates that it will cost approximately an additional $72.0 million to complete development of the first two phases of the Missouri Project and an additional $47.9 million to complete development of the Vicksburg Project. The Company has entered into an Agreement of General Partnership for a joint venture with Davis Gaming Company II with respect to the Missouri Project which would reduce the Company's future capital commitments to zero with respect to such project. However, there can be no assurance that the Kimmswick Joint Venture will be consummated. In addition, Davis has entered into a gaming joint venture with another party in Missouri. If the Kimmswick Joint Venture is not consummated, there can be no assurance that the Company will be able to continue to implement its business strategy with regard to the Missouri Project. The Company has ceased committing material amounts of capital to the Vicksburg Project and is actively seeking joint venture partners to finance its completion. See "Business - Development Stage Projects." Rising costs and capital constraints have forced the Company to seek joint venture partners to complete the development of the Development Stage Projects and may further suspend or delay certain projects, including the Pre-development Stage Projects. The Company believes that, unless it is able to raise additional capital through equipment or bank financing, joint venture arrangements, dispositions of non-essential assets, or issuances of additional debt or equity securities, while simultaneously reducing expenses, it will not be able to complete any of the Development Stage Projects or pursue further the Pre-development Stage Projects. There can be no assurance that additional capital, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     Long-lived assets, which are not to be disposed of, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying amount to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of December 31, 1996 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $33.3 million and $9.7 million, respectively, at December 31, 1996. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss. Circumstances affecting management's estimates of future undiscounted cash flow to be generated by LLB and GCI could differ in future periods and result in a significant write-down.

Operating Casinos

     None of the Company's subsidiaries that are registrants hereunder, other than the companies for which results of operations are set forth below, currently has any operations. Amounts shown in the following tables are in millions, except percentage amounts.

     LLGC manages and charges fees to its wholly-owned operating subsidiaries with substantially the same terms as the Old Management Agreements with LLCI. LLGC does not separately allocate the fees under the New Marketing Agreement, certain selling general and administrative expenses, rent for corporate office facilities and certain services with respect to such corporate office facilities and the salary of the Chairman of the Board of the Company that were formerly included under the Old Management Agreements (all capitalized terms are defined below).


      Lady Luck Rhythm & Blues (a)

                                                                                            % Increase     % Increase
                                                                                            (Decrease)     (Decrease)
                                                         Year ended December 31,              1996 vs.       1995 vs.
                                                        1996         1995         1994          1995           1994

                  Gross revenues...................   $ 95.2       $ 87.6       $ 37.0            9             137
                  Net revenues.....................     88.9         83.1         34.7            7             139
                  Management fee...................      3.1          3.1          0.7            -             343
                  Operating income.................     22.9         27.5          7.8          (17)            253
                  Operating margin (b).............      26%          33%          22%           (7) pts         11 pts


____________________

     (a) MLI commenced operations June 27, 1994; therefore, a comparison of 1995 to 1994 may not be meaningful. In addition, Country Casino and the Pavilion opened May 21, 1996, therefore, a comparison of 1996 to 1995 may not be meaningful.

     (b) Operating income divided by net revenues
____________________


     Year ended December 31, 1996 compared to Year ended December 31, 1995

     MLI's gross revenues rose from $87.6 million during 1995 to $95.2 million during 1996, an increase of $7.6 million or 9%. Slot machines generated $5.3 million of this increase. Increases in food and beverage, hotel and other revenues offset partially by a 5% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at MLI.

     There was a 43% increase in the average number of slot machines from 1995 to 1996 which was partially offset by a 25% decrease in the average daily net win per slot machine. During 1996, MLI operated an average number of 1,141 slot machines, an increase of 344 over the 797 average number of slot machines in operation during 1995. This increase was partially offset by a $55 decrease in the average daily net win per slot machine from $224 during 1995 to $169 during 1996. This decrease in the average daily net win per slot machine for the comparative years occurred during the last three quarters as the average daily net win per slot machine was approximately constant during the comparative first quarter periods even though the average number of slot machines in operation during the comparative first quarters increased 14%.

     Despite only a 2 percentage point decrease in the table games hold percentage and an increase in the average number of tables in operation from 32 during 1995 to 43 during 1996, table games revenues decreased 9% primarily because the average daily net win per table game decreased from $1,186 to $820, a decrease of $366 or 31%.

     MLI's operating income decreased from $27.5 million to $22.9 million during 1995 and 1996, respectively, a decrease of $4.6 million or 17%. Operating income decreased despite an increase in gross and net revenues due primarily to the following: (i) disruption attributable to construction, (ii) a $4.5 million increase in selling, general and administrative expenses including casino marketing, rent and other expenses, and (iii) $0.2 million of other pre-opening expenses for the opening of Country Casino and the Pavilion.


     Year ended December 31, 1995 compared to Year ended December 31, 1994

     MLI's gross revenues rose from $37.0 million to $87.6 million during the approximately six month and one year periods ended December 31, 1994 and 1995, respectively, an increase of $50.6 million or 137%. The increase in gross revenues was primarily from a full year of operations in 1995 compared with approximately six months of operations in 1994 and also from increases in the number of slot machines and daily win per slot machine.

     During the year ended December 31, 1995, MLI generated an average daily net win per slot machine of $224 compared with an average daily net win per slot machine of $205 during the approximately six months ended December 31, 1994, an increase of $19 daily per slot or 9%. This increase in average daily net win per slot machine was achieved despite an increase in the average number of slot machines in operation for those periods. The average number of slot machines in operation increased from 675 during the approximately six month period ended December 31, 1994 to 797 during the year ended December 31, 1995, an increase of 122 in average slot machines or 18%.

     Furthermore, MLI's operating income increased from $7.8 million to $27.5 million during the approximately six month and one year periods ended December 31, 1994 and 1995, respectively, an increase of $19.7 million or 253%. Operating income was higher primarily due to a full year of operation in 1995 compared with approximately six months of operations in 1994 and also from a decrease in selling, general and administrative expenses in relation to gross revenues and the absence of pre-opening expense in 1995.


Other factors

     Additional casino and hotel capacity has been added to the Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI, the extent, materiality and permanence of which are not presently known.

     MLI's casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could materially adversely affect these casinos' future operating results. In Arkansas, a gaming referendum, which, if passed, would have legalized certain forms of gaming at certain locations, was defeated in November of 1996. If gaming were legalized in certain areas of Arkansas, it could have a material adverse effect on the Company's Coahoma County facilities and the Bally's Saloon and Gambling Hall.


Lady Luck Natchez

                                                                               % Increase     % Increase
                                                                               (Decrease)     (Decrease)
                                               Year ended December 31,           1996 vs.      1995 vs.
                                             1996       1995         1994         1995           1994

                  Gross revenues..........  $33.3      $30.9        $39.3            8           (21)
                  Net revenues............   30.4       29.0         36.9            5           (21)
                  Management fee..........    1.1        1.1          0.8            -            38
                  Operating income........    4.4        5.7         11.4          (23)          (50)
                  Operating margin (a)....     14%        20%          31%          (6)pts       (11)pts


____________________

     (a) Operating income divided by net revenues
____________________


     Since the fall of 1993, four casinos have opened in Vicksburg, Mississippi, approximately 75 miles from Natchez; a Native American gaming facility has opened in Louisiana within 60 miles of Natchez; and two cruising riverboat casinos have opened in Baton Rouge, Louisiana, approximately 85 miles from Natchez. As competition has intensified, revenues, cash flow and operating income of LLM have been less than that attained in prior periods.


     Year ended December 31, 1996 compared to Year ended December 31, 1995

     LLM's gross revenues increased from $30.9 million to $33.3 million during 1995 and 1996, respectively, an increase of $2.4 million or 8%. The increase resulted from an increase in slot machine and food and beverage revenues and the addition of hotel revenues offset partially by a decrease in table games revenues.

     During these comparative periods, the average number of slot machines in operation increased from 537 to 584, an increase of 47, or 9%. The decrease in the table games revenues was primarily due to the average number of table games in operation during 1995 and 1996, respectively, decreasing from 19 to 17, a decrease of 11%. During the period from April 15, 1996 through December 31, 1996, the hotel's gross room revenues were $1.3 million.

     During 1996, LLM had operating income of $4.4 million compared with operating income of $5.7 million for the prior year, a $1.3 million decrease or 23%.


     Year ended December 31, 1995 compared to Year ended December 31, 1994

     LLM's gross revenues decreased from $39.3 million to $30.9 million during the years ended December 31, 1994 and 1995, respectively, a decrease of $8.4 million or 21%. The decrease was from declines in average daily net win per slot machine and per table game. During these comparative periods, average daily net win per slot machine decreased from $140 to $116, a decrease of $24 or 17%, and average net daily win per table game decreased from $1,016 to $764, a decrease of $252 or 25%.

     However, the decline in gross revenues appears to have ceased as evidenced by a decrease in gross revenues from $15.9 million to $15.8 million during the six month periods ended December 31, 1994 and 1995, respectively, a decrease of only $0.1 million or 1%.

     During the year ended December 31, 1994, LLM had operating income of $11.4 million compared with operating income of $5.7 million for the year ended December 31, 1995, a $5.7 million decrease or 50%. This decrease is primarily due to operating expenses decreasing approximately 9% while net revenues declined approximately 21% because LLM experienced lower casino operating margins.


Other factors

     The Company believes the purchase of the River Park in April 1996 has enhanced casino marketing efforts at Lady Luck Natchez by enabling it to offer casino customers rooms at a Company operated hotel facility.

     While other gaming projects have been announced in the Natchez market, none are being developed at this time. If additional gaming projects were developed in the Natchez market, LLM could be materially adversely affected.

     If the Company develops its Vicksburg Project, the Company believes that the revenues of LLM would not be materially adversely affected but, rather, the revenues for the Vicksburg Project would be taken from the four existing Vicksburg casinos.


Lady Luck Bettendorf (a)

                                                                                            % Increase
                                                    Year ended       Period ended           (Decrease)
                                                   December 31,      December 31,            1996 vs.
                                                       1996             1995                   1995

                  Gross revenues    .............     $68.5            $38.1                     80
                  Net revenues...................      65.2             36.5                     79
                  Management fee.................       1.6              0.8                    100
                  Operating income (loss)........       6.4             (0.1)                 6,500
                  Operating margin (b)...........         10%              0%                    10 pts

_____________________

     (a) Lady Luck Bettendorf opened April 21, 1995. Accordingly, a comparison of 1996 to 1995 may not be meaningful. Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

     (b) Operating income divided by net revenues.
____________________


     Year ended December 31, 1996 compared to Period ended December 31, 1995

     The Bettendorf Joint Venture's gross revenues rose from $38.1 million to $68.5 million during the approximately eight month and one year periods ended December 31, 1995 and 1996, respectively, an increase of $30.4 million or 80%. This increase in gross revenues was due to a full year of operations in 1996 compared with approximately eight months of operations in 1995, increases in the average number of slot machines in operation and the average daily win per slot machine, and increases in food and beverage revenues.

     The Bettendorf Joint Venture has generated a steadily increasing average daily net win per slot machine. During 1995,the Bettendorf Joint Venture generated average daily net win per slot machine of $141 compared to average daily net win per slot machine of $173 for 1996, a $32 increase or 23%. This increase in average daily net win per slot machine was achieved despite a 5% increase in the average number of slot machines. For 1996, average daily net win per table was $717 machine, which was a $136 decrease, or 16%, from the average daily net win per table of $853 achieved in 1995. This was partially offset by the 9% increase in the average number of table games.

     Included in operating income for 1995 are preopening expenses of $2.5 million related to the property's opening on April 21, 1995 and the completion of the outlet mall later that year.


Lady Luck Biloxi



                                                                                        % Increase        % Increase
                                                                                        (Decrease)        (Decrease)
                                                    Year ended December 31,               1996 vs.         1995 vs.
                                                   1996       1995        1994               1995             1994

                  Gross revenues...............   $31.5      $31.0       $28.6                 2               8
                  Net revenues.................    28.7       29.1        26.3                (1)             11
                  Management fee...............     1.1        1.1         0.6                 -              83
                  Operating (loss).............    (1.1)      (1.4)       (4.3)               21              67
                  Operating margin (a).........     (4)%        (5)%       (16)%               1 pt           11 pts

____________________

     (a) Operating income divided by net revenues
____________________


     Year ended December 31, 1996 compared to Year ended December 31, 1995

     During 1995 and 1996, total gross revenues increased from $31.0 million to $31.5 million. Slot machine revenues increased $1.9 million; however, the increase was partially offset by a $0.5 million decrease in table games revenues and a $0.8 million decrease in food and beverage revenues.

     This increase in slot revenues was due to an increase in the average number of slot machines in operation during these comparative years which increased from 590 to 630, an increase of 40 or 7% and an increase in the average daily net win per slot machine from $89 to $92, an increase of $3 or 3%. The decrease in table games revenues during these comparative periods was due to a decrease in the average number of table games in operation from 26 to 23, a decrease of 3 or 12% and was partially offset by an increase in the average daily net win per table game from $604 to $610, an increase of $6 or 1%. Food and beverage revenues decreased due to changes in the outlets and a temporary closing of one outlet during remodeling.

     LLB's operating loss improved from $1.4 million to $1.1 million in 1995 and 1996, respectively. The improvement was primarily due to reduced selling, general and administrative expenses.

     Year ended December 31, 1995 compared to Year ended December 31, 1994

     LLB's gross revenues increased from $28.6 million to $31.0 million during the years ended December 31, 1994 and 1995, respectively, an increase of $2.4 million or 8%. The increase was primarily from an increase in average daily net win per slot machine. During these comparative periods, average daily net win per slot machine increased from $76 to $89, an increase of $13 or 17%, which more than offset the effect of decreasing the average number of slot machines in operation for these comparative periods from 614 to 590, a decrease of 24 or 4%.

     This increase in gross revenues primarily occurred during the comparative six month periods ended December 31, 1994 and 1995, as evidenced by an increase in gross revenues from $13.2 million to $16.1 million during these periods, respectively, an increase of $2.9 million or 22%. This increase was primarily from an increase in average daily net win per slot machine from $70 to $95, an increase of $25 or 36%, during these comparative periods.

     LLB's operating loss decreased from a $4.3 million loss to a $1.4 million loss during the years ended December 31, 1994 and 1995, respectively, a decrease in loss of $2.9 million or 67%. This decrease in operating loss primarily occurred during the comparative six month periods ended December 31, 1994 and 1995. LLB had a $3.3 million operating loss and a $0.6 million operating loss during the six month periods ended December 31, 1994 and 1995, respectively, an improvement of $2.7 million. These comparative improvements were primarily due to improved operating margins in the casino department and decreases in selling, general and administrative expenses in relation to net revenues.


Other factors

     Additional hotel capacity has been added in close proximity to LLB and additional casino and hotel capacity are currently under construction in Biloxi. The Company believes the Gulf Coast gaming market will remain at least constant in the near term and that the long-term effects on LLB's results of operations are not presently known.


Lady Luck Central City

                                                                                            % Increase        % Increase
                                                                                            (Decrease)        (Decrease)
                                                           Year ended December 31,           1996 vs.          1995 vs.
                                                        1996         1995         1994         1995              1994
                  Gross revenues...................     $6.5         $6.9         $8.3           (6)              (17)
                  Net revenues.....................      6.1          6.4          8.3           (5)              (23)
                  Management fee...................      0.2          0.3          0.2          (33)               50
                  Operating (loss).................     (1.2)        (1.2)        (0.4)           -              (200)
                  Operating margin (a).............      (20)%        (19)%         (5)%         (1)pt            (14)pts

____________________

     (a) Operating income divided by net revenues.
____________________


     Year ended December 31, 1996 compared to Year ended December 31, 1995

     GCI's gross revenues decreased from $6.9 million to $6.5 million during 1995 and 1996, respectively, a decrease of $0.4 million or 6%.

     The decrease was due to declines in slot revenues from decreasing the average number of slot machines in operation from 341 to 294 for these comparative periods. These machines were relocated, primarily in June 1995, to other operating properties with higher average daily net wins per slot machine or operating margins. This decrease was partially offset by an increase in average daily net win per slot machine from $45 to $50 for 1996, an increase of $5 or 11%.

     Year ended December 31, 1995 compared to Year ended December 31, 1994

     GCI's gross revenues decreased from $8.3 million to $6.9 million during the years ended December 31, 1994 and 1995, respectively, a decrease of $1.4 million or 17%.

     The decrease was due to declines in slot revenues from decreasing the average number of slot machines in operation from 400 to 341 in the years ended December 31, 1994 and 1995, respectively, a decrease of 59 or 15%. In addition, for the year ended December 31, 1994, GCI generated an average daily net win per slot machine of approximately $44 as compared with an average daily net win per slot machine of approximately $45 for the year ended December 31, 1995, an increase of $1 daily per slot machine or 2%. This increase in average daily net win per slot machine did not offset the decrease in slot revenues arising from decreasing the average number of slot machines in operation. These machines were relocated primarily in June 1995 to other operating properties with higher average daily net win per slot machine or operating margins.


Other factors

     During November 1996, GCI entered into the non-binding Memorandum with Bullwhackers. The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. However, no assurance can be provided that these contingencies will be satisfied.

     Additional casinos developed in the Central City or competing Colorado gaming markets or changes in the Colorado gaming legislation may have a material adverse effect on the net revenues and operating results of GCI.


Liquidity and Capital Resources

     During 1996, the Company generated $13.5 million in cash from operations. Additional sources of cash were $8.9 million of restricted cash, and $3.0 million of cash and cash equivalents related to the Greek projects, which became available for specified uses upon consent from a sufficient number of holders of the 2001 Notes. Cash flow from operations, restricted cash and cash on hand at the beginning of the year were the primary sources of cash during 1996. The primary uses of cash and non- cash resources during 1996, other than operating expenditures, include:

A. $21.5 million cash for the purchase of property and equipment, including approximately $18.0 million to complete construction and equip Country Casino and the Pavilion, $4.0 million for the acquisition of the River Park comprising $1.0 million cash and a mortgage note for the balance, and $1.0 million for the acquisition of the Riverbluff comprising $0.6 million cash and a mortgage note for the balance. Also included are portions of the costs of remodeling Lady Luck Natchez, the Riverbluff and a portion of the River Park.

B.  $5.4 million cash for payment of debt and slot contracts.

C. $3.8 million for the acquisition of slot machines and other assets by certain subsidiaries in exchange for indebtedness.

     GCI did not generate positive operating cash flow during 1996. Due to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $1.1 million during 1996 and, during 1997, is expected to require additional cash infusions to cover up to $0.7 million of scheduled repayments on an equipment note payable and anticipated operating cash shortfalls.

     During November 1996, GCI entered into the Memorandum with Bullwhackers. Pursuant to the Memorandum, certain capital improvements would be made by GCI to combine the GCI and Bullwhackers facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations in addition to a put option for Bullwhackers to sell its assets to GCI under similar terms. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. There can be no assurance that these contingencies will be satisfied.

     The Company is remodeling portions of the River Park and will be expending approximately $0.2 million in 1997 in addition to amounts expended during 1996. The remodeling includes replacement of certain furniture and equipment and is expected to be completed during the first half of 1997.

     Various other amounts of cash and other non-cash resources may be used during 1997 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures related to the Lady Luck Rhythm & Blues, Lady Luck Natchez, Lady Luck Biloxi and other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or non-cash resources available, if any. Capital expenditures at Lady Luck Rhythm & Blues could include additional hotel rooms and signage. In any case, the amount of such capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase 2001 Notes from time to time in early satisfaction of any repurchase expected pursuant to the Indenture, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on excess cash flow and market conditions.

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1996, approximately $6.0 million has been expended under this contract, approximately $1.9 million of which is included in construction payables at December 31, 1996. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

     No further significant expenditures for projects under development are anticipated from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     LLGC has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to LLGC, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.8 million as of March 5, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $325,000 as of March 5, 1997, based upon published exchange rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally. In the course of conducting the environmental investigation at the proposed site for Lady Luck Gulfport, the Company identified certain contamination at the site. Pursuant to an administrative order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes that the cost of such additional soil remediation, if any, will not have a material impact on the liquidity or capital resources of the Company. Additionally, although the Company knows of no other pre-existing conditions at its Operating Casinos or at the intended sites for the Development Stage Projects or the Pre-development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     In the opinion of management, the Company believes it will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the revised covenants of the Indenture during 1997. There can be no assurance, however, that the Company will in fact have sufficient cash resources to meet its cash requirements under any circumstances.


Impact of Inflation

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, management does not expect that inflation will have a significant impact on the Company's operations. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.


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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994
Consolidated Statements of Mandatory Cumulative Redeemable Preferred
   Stock and Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Lady Luck Gaming Corporation:

     We have audited the accompanying consolidated balance sheets of Lady Luck Gaming Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, mandatory cumulative redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lady Luck Gaming Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                      ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 26, 1997


                                                   LADY LUCK GAMING CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                 As of December 31, 1996 and 1995
                                                           (in thousands)

                                                               ASSETS


                                                                         1996                      1995

Current assets:
     Cash and cash equivalents................................     $          15,490       $            22,148
     Restricted cash..........................................                     -                     8,858
     Accounts receivable......................................                 1,276                       597
     Inventories..............................................                 1,198                       885
     Prepaid expenses.........................................                 2,620                     2,731
         Total current assets.................................                20,584                    35,219

Property and equipment:
     Land and land improvements...............................                26,604                    19,569
     Building and improvements................................               113,500                    93,554
     Furniture, fixtures and equipment........................                50,306                    42,275
                                                                             190,410                   155,398
     Less accumulated depreciation............................               (28,736)                  (17,611)
                                                                             161,674                   137,787
     Construction in progress.................................                11,445                    17,877
         Total property and equipment, net....................               173,119                   155,664

Other assets:
     Pre-opening costs........................................                 1,353                     1,100
     Deferred financing fees and costs, net of
         accumulated amortization of $2,482 and $1,607
         as of December 31, 1996 and 1995,
         respectively.........................................                 3,605                     4,470
     Investment in unconsolidated affiliates, net.............                21,449                    17,619
     Other....................................................                 3,608                     3,209
                                                                              30,015                    26,398
TOTAL ASSETS..................................................       $       223,718         $         217,281














                         The accompanying notes are an integral part of these consolidated balance sheets.



                                                    LADY LUCK GAMING CORPORATION
                                              CONSOLIDATED BALANCE SHEETS (continued)
                                                  As of December 31, 1996 and 1995
                                         (in thousands, except share and per share amounts)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         1996                      1995
Current liabilities:
     Current portion of long-term debt........................    $            3,385        $            5,624
     Accrued interest.........................................                 1,825                     2,326
     Accounts payable.........................................                 4,416                     3,240
     Construction payables....................................                 1,957                     3,126
     Income taxes payable.....................................                    42                       195
     Other accrued liabilities................................                 8,267                     9,191
         Total current liabilities............................                19,892                    23,702

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 7,581                     3,473
         Total long-term debt.................................               181,081                   176,973
              Total liabilities...............................               200,973                   200,675

Commitments and contingencies (Notes 14, 15 and 16)

Series A mandatory cumulative redeemable preferred
     stock, $37.89 and $33.83, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding....................                16,430                    14,669

Stockholder' equity:.........................................
     Common stock, $.001 par value, 75,000,000 shares
         authorized, 29,285,698 shares issued and
         outstanding as of December 31, 1996
         and 1995.............................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (25,096)                  (29,474)
         Total stockholders' equity...........................                 6,315                     1,937
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................        $      223,718           $       217,281












                         The accompanying notes are an integral part of these consolidated balance sheets.


                                                    LADY LUCK GAMING CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Years Ended December 31, 1996, 1995 and 1994
                                              (in thousands, except per share amounts)

                                                          1996                       1995                     1994
Revenues:
     Casino....................................      $      143,886          $        138,412         $       109,800
     Food and beverage.........................              16,928                    14,556                  12,766
     Hotel.....................................               3,948                     2,635                   1,569
     Equity in net income (loss) of
         unconsolidated affiliates.............               3,815                    (1,137)                     -
     Other.....................................               5,657                     3,945                     999
         Gross revenues........................             174,234                   158,411                 125,134
         Less: Promotional
              allowances.......................             (12,527)                   (8,821)                 (7,979)
         Net revenues..........................             161,707                   149,590                 117,155

Costs and expenses:
     Casino....................................              56,806                    49,703                  41,859
     Food and beverage.........................               6,928                     8,582                   7,215
     Hotel.....................................               1,925                     1,667                     652
     Other.....................................                 282                       310                     574
     Selling, general and
         administrative........................              53,786                    49,539                  51,926
     Related party management/license fees                    2,317                     5,520                   2,471
     Depreciation and amortization.............              11,289                     9,694                   7,067
     Settlement of claim.......................               1,100                         -                       -
     Pre-opening expenses......................                 247                         -                   2,970
     Project development cost write-downs
         and reserves..........................                 404                       509                  15,635
     Abandonment loss..........................                   -                        -                    9,344
         Total costs and expenses..............             135,084                   125,524                 139,713

Operating income (loss)........................              26,623                    24,066                 (22,558)

Other income (expense):
     Interest income...........................               1,073                     1,237                   1,717
     Interest expense, net.....................             (22,170)                  (20,058)                (16,910)
     Other.....................................                 682                      (383)                   (200)
                                                            (20,415)                  (19,204)                (15,393)

Income (loss) before income tax
     (provision) benefit and
      extraordinary items......................               6,208                     4,862                 (37,951)







                              The accompanying notes are an integral part of these consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                          For the Years Ended December 31, 1996, 1995 and 1994
                                           (in thousands, except share and per share amounts)
                                                        1996                      1995                      1994

Income (loss) before income tax
     (provision) benefit and
      extraordinary items...................            6,208                     4,862                   (37,951)

Income tax (provision) benefit..............              (69)                     (401)                    1,171
Income (loss) before extraordinary
     items..................................            6,139                     4,461                   (36,780)
Extraordinary gain on early
     extinguishment of debt.................                -                     2,257                     1,115

NET INCOME (LOSS)...........................            6,139                     6,718                   (35,665)

Preferred stock dividends...................          ( 1,761)                   (1,572)                   (1,404)
Income (loss) applicable to
     common stockholders....................         $  4,378                 $   5,146              $    (37,069)

NET INCOME (LOSS) PER SHARE

     Before extraordinary items and
         preferred stock dividends..........         $   0.21                 $    0.15              $      (1.45)
     Extraordinary items....................         $      -                 $    0.08              $       0.04
     Applicable to common stockholders               $   0.15                 $    0.18              $      (1.47)

Weighted average number of common
     shares outstanding.....................       29,285,698                28,952,365                25,299,968




















                              The accompanying notes are an integral part of these consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                               CONSOLIDATED STATEMENTS OF MANDATORY CUMULATIVE REDEEMABLE PREFERRED STOCK
                                                   AND STOCKHOLDERS' EQUITY (DEFICIT)
                                          For the Years Ended December 31, 1996, 1995 and 1994
                                                             (in thousands)

                                  Mandatory
                                  Cumulative                                                            Retained            Total
                                  Redeemable      Common           Common Stock        Additional       Earnings       Stockholders'
                                  Preferred       Stock         Number                  Paid-in       (Accumulated        Equity
                                    Stock        Warrants     of Shares      Amount     Capital         Deficit)         (Deficit)

Balance at December 31, 1993       $ 11,693            1        24,793       $   25    $  23,438         $   2,449         $ 25,913

Warrants exercised.............           -           (1)          992            1            -                 -                -

Accrued preferred stock
    dividends..................       1,404            -             -            -            -            (1,404)          (1,404)

Common stock issued for debt...           -            -         1,500            1        3,884                 -            3,885

Net loss.......................           -            -             -            -            -           (35,665)         (35,665)

Balance at December 31, 1994         13,097            -        27,285           27       27,322           (34,620)          (7,271)

Accrued preferred stock
    dividends  ................       1,572            -             -            -            -            (1,572)          (1,572)
Common stock issued for debt...           -            -         2,000            2        4,060                 -            4,062

Net income.....................           -            -             -            -            -             6,718            6,718

Balance at December 31, 1995         14,669            -        29,285           29       31,382           (29,474)            1,937

Accrued preferred stock
    dividends  ...............        1,761            -             -            -            -            (1,761)          (1,761)

Net income....................            -            -             -            -            -             6,139            6,139

Balance at  December 31, 1996    $   16,430            -        29,285       $   29    $  31,382       $   (25,096)    $      6,315

                              The accompanying notes are an integral part of these consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Years Ended December 31, 1996, 1995 and 1994
                                                             (in thousands)


                                                                               1996                1995                1994
Cash flows from operating activities:
   Net income (loss)............................                       $         6,139      $         6,718      $     (35,665)
   Adjustments to reconcile net income
     (loss) to net cash provided by
       (used in) operating activities:
     Depreciation and amortization..............                                11,289                9,694              7,067
     Amortization of bond offering
       fees and costs...........................                                   865                  910                929
     Gain on early extinguishment
       of debt..................................                                     -               (2,257)            (1,115)
     (Gain) loss on sale of assets..............                                  (404)                 533                  -
     Abandonment loss...........................                                     -                   -               9,344
     Equity in net (income) loss of
       unconsolidated affiliates................                                (3,815)               1,137                  -
     Project development cost write-downs
       and reserves.............................                                   404                  509             15,635
     Pre-opening expenses.......................                                   247                   -               2,970
   (Increase) decrease in assets:
     Accounts receivable........................                                  (275)                 210               (517)
     Inventories................................                                  (313)                 (89)                68
     Prepaid expenses...........................                                   111                  637             (1,185)
     Income tax receivable......................                                     -                2,308             (2,308)
     Deferred tax asset.........................                                     -                    -              3,421
   Increase (decrease) in liabilities:
     Accrued interest...........................                                  (501)              (4,178)             5,254
     Accounts payable...........................                                 1,176               (3,492)             4,292
     Income taxes payable.......................                                  (153)                 195             (1,642)
     Other accrued liabilities..................                                (1,278)               4,248              2,042
Net cash provided by operating activities.......                                13,492               17,083              8,590

Cash flows from investing activities:
   Purchase of property and equipment                                          (21,524)             (10,752)          (102,682)
   Retirement of property and equipment.........                                     -                    -                905
   Construction payables........................                                (1,169)              (6,681)            (1,003)
   Development costs............................                                     -                    -             (8,635)
   Investment in unconsolidated affiliates......                                   (15)              (2,163)                 -
   Pre-opening costs............................                                  (500)                (427)            (3,420)
   Restricted cash..............................                                 8,858               (1,011)            (7,847)
   Other assets.................................                                  (449)                 104               (680)
Net cash used in investing activities                                          (14,799)             (20,930)          (123,362)






                              The accompanying notes are an integral part of these consolidated statements.



                                                      LADY LUCK GAMING CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          For the Years Ended December 31, 1996, 1995 and 1994
                                                             (in thousands)

                                                                 1996               1995                1994

Cash flows from financing activities:
   Net proceeds from borrowings.................                    40               2,219            186,343
   Payment on 1998 Notes........................                     -                   -            (47,200)
   Deferred financing fees and costs............                     -                   -             (6,490)
   Payments on debt and slot contracts..........                (5,391)             (5,138)            (7,318)
Net cash (used in) provided by financing
   activities ..................................                (5,351)             (2,919)           125,335


Net (decrease) increase in cash and cash
   equivalents..................................                (6,658)             (6,766)            10,563
Cash and cash equivalents,
   beginning of year............................                22,148              28,914             18,351
Cash and cash equivalents, end of year..........            $   15,490            $ 22,148           $ 28,914


Supplemental disclosures of cash flow
   information :
      Cash paid during the year for:
        Interest (net of amount capitalized
          of $514, $762 and
          $2,383 in 1996, 1995 and
          1994, respectively) ..................            $   21,806            $ 22,563           $ 10,727
        Income taxes paid (received)............            $      225            $ (2,103)          $   (641)






















                              The accompanying notes are an integral part of these consolidated statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,761,000, $1,572,000 and $1,404,000 in unpaid accrued dividends for the years ended December 31, 1996, 1995 and 1994, respectively.

On  April  15,  1996,  Lady  Luck  Mississippi   acquired  the  River  Park  for
approximately   $4,000,000,   including  approximately  $1,000,000  cash  and  a
non-recourse mortgage note for the balance.

On July 3, 1996, Magnolia Lady, Inc. acquired the Riverbluff for approximately $1,000,000, including approximately $600,000 cash and a non-recourse mortgage note for the balance.

In February 1995, 2,000,000 shares of common stock were issued upon the conversion of $6,500,000 of the 2001 Notes. In December 1994, 1,500,000 shares of common stock were issued upon the conversion of $5,000,000 of the 2001 Notes.

On March 31, 1995, the Company contributed net assets totaling approximately $16,100,000 to the Bally's Joint Venture.

In addition to net cash investments in and cash payments on behalf of the Bettendorf Joint Venture during 1995 of approximately $2,100,000, the Company contributed non-cash assets of approximately $837,000.

The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $3,780,000, $111,000 and $209,000 for the years ended December 31, 1996, 1995 and 1994, respectively.































  The accompanying notes are an integral part of these consolidated statements.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     1.           The Company and Basis of Presentation

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc. ("LLV") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Gold Coin Incorporated ("GCI"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; Magnolia Lady, Inc. ("MLI"), a Mississippi corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation; and Old River Development, Inc. ("ORD"), a Mississippi corporation. The Company also owns investments in joint ventures with BRDC and Bally's (see Note 4) which are accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew H. Tompkins, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A") (see Note 6), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park in Natchez, Mississippi on April 15, 1996; GCI reopened on May 28, 1993; LLT began dockside casino operations on September 18, 1993 in southern Tunica County, Mississippi and ceased operations on April 24, 1994; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi, and MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion, as described below, on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. ORD commenced operation of a 240-room hotel on August 24, 1994 and contributed it to the Bally's Joint Venture in March 1995 (see Note 4). All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

     2.           Certain Risks and Uncertainties

     The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualifications of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in these states.

     Mississippi Gaming Commission regulations require licensees to invest certain minimum amounts in land-based, non-gaming infrastructure (the "Land-Based Requirement"). The Mississippi Gaming Commission (the "Commission") found, subsequent to December 31, 1996, that LLB complied with the Land-Based Requirement.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma County casino operations. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results. On November 5, 1996, Arkansas residents voted to defeat a ballot measure which would have allowed voters in Hot Springs, Arkansas, to decide whether to allow up to three casinos in the city. The measure, if passed, would also have created a state lottery and legalized charitable bingo.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996




     3.           Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

         (b)      Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. (See Note
16).

         (c)      Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents.

         (d)      Restricted Cash

     Restricted cash consists of amounts held in escrow and cash specifically restricted to be used in accordance with the terms of the Indenture related to the 2001 Notes.

         (e)      Inventories

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market value.

         (f)      Property and Equipment

     Property and equipment are stated at cost. The Company capitalizes interest on funds dispersed during the active construction and development phases of its projects. Depreciation and amortization are computed using predominantly the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are as follows:

         Land improvements..............................................15 years
         Buildings and improvements..................................15-30 years
         Furniture, fixtures and equipment.............................5-7 years

     Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

     Substantially all property and equipment is pledged as collateral for long-term debt. (See Note 5).

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



         (g)      Investment in Joint Ventures

     The Company accounts for its investment in 50% or less owned joint ventures using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these joint ventures.

         (h)      Pre-Opening Costs

     Pre-opening costs include direct incremental project salaries and other pre-opening costs incurred during the pre-opening phase of a project.
Pre-opening costs directly related to gaming and hotel operations are capitalized as incurred and are charged to expense in the period the project's operations commence.

         (i)      Development Costs

     Development costs represent those costs such as legal and consulting fees, gaming license applications and options for land acquisitions or leases incurred for prospective gaming projects. The Company defers such costs for those projects in jurisdictions in which gaming is legalized and in which the Company believes that it has a probable chance of obtaining a license and completing the project; otherwise, the costs are expensed as incurred. These costs will be capitalized as either pre-opening costs or property and equipment when the gaming license is received and the project commences construction.

         (j)      Deferred Financing Fees and Costs

     Deferred financing fees and costs incurred relating to the issuance of the 2001 Notes were capitalized and are being amortized to interest expense using the effective interest method over the term of the 2001 Notes.

         (k)      Revenue Recognition

     Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

         (l)      Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

         (m)      Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the years ended December 31, 1996, 1995 and 1994, as their effect would be anti-dilutive or would dilute earnings per share by less than three percent.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



         (n)      Fair Value of Financial Instruments

     The fair value of the Company's financial instruments approximates their recorded values at December 31, 1996 and 1995, except for the Company's mortgage notes payable, the fair market values of which, based on quoted market prices, were approximately $175.0 million and $159.8 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

         (o)      Long-lived Assets

     Long-lived assets, which are not to be disposed of, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying amount to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of December 31, 1996 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $33.3 million and $9.7 million, respectively, at December 31, 1996. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss. Circumstances affecting management's estimates of future undiscounted cash flow to be generated by LLB and GCI could differ in future periods and result in a significant write-down.

         (p)      Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation and have no impact on net income.

     4.           Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company ("BRDC") and Bally's are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income (Loss) of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996 and 1995.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of December 31, 1996 of $20,168,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC and the Company's cost of capital at the time. In addition, the Company is leasing certain gaming equipment with a cost of $3,705,000 and a carrying value net of accumulated depreciation as of December 31, 1996 of $2,755,000 to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month, its fair market rental value. The Company's rental income relating to the gaming vessel lease was $2,187,000 and $1,707,000 for the years ended December 31, 1996 and 1995, respectively. The Company's rental

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



income relating to the gaming equipment lease was $1,649,000 and $833,000 for the years ended December 31, 1996 and 1995, respectively.

     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 per month, with a portion of the fees received by the Company paid to BRDC as consultants.

     Summarized balance sheet information for the Bettendorf Joint Venture as of December 31, 1996 and 1995 is as follows (in thousands):

                                          December 31, 1996    December 31, 1995

         Current assets                    $        5,935       $      3,142
         Property and equipment, net               12,435             11,435
           Total assets                    $       18,370       $     14,577

         Current liabilities               $        5,492       $      7,108
         Long-term liabilities                      1,107              1,880
         Members' equity                           11,771              5,589
           Total liabilities and
              members' equity              $       18,370       $     14,577

     The Bettendorf Joint Venture's net loss for 1995 includes pre-opening expenses of $2.5 million. Summarized results of operations for the Bettendorf Joint Venture for the year ended December 31, 1996 and the period from commencement of operations through December 31, 1995 are as follows (in thousands):

                                                  1996                 1995

         Net revenues                      $       65,202        $    36,475
         Costs and expenses                        59,020             36,886
         Net income (loss)                 $        6,182        $      (411)

     In March 1995, the Company formed a joint venture with affiliates of Bally's to complete a casino/hotel project in northern Tunica County, Mississippi. Upon formation of the Bally's Joint Venture, ORD contributed its existing 240-room hotel in northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in southern Tunica County, and certain other assets to the joint venture. The
Dockside Casino has been relocated to the ORD hotel site. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's and D.J. Brata the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and, in 1995, provided a reserve of $350,000 relating to any unfavorable resolution of these matters. Hotel operations under Bally's management commenced in April 1995 and casino operations commenced in December 1995.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     Summarized balance sheet information for the Bally's Joint Venture as of December 31, 1996 and 1995 is as follows (in thousands):

                                     December 31, 1996         December 31, 1995

     Current assets                     $      8,630               $   10,110
     Property and equipment, net              51,537                   51,511
     Other assets                              1,041                    4,329
         Total assets                   $     61,208               $   65,950

     Current liabilities                $      7,279               $    6,148
     Long-term liabilities                     6,994                      485
     Partners' capital                        46,935                   59,317
         Total liabilities and
             partners' capital          $     61,208               $   65,950

     Summarized results of operations for the Bally's Joint Venture for the year ended December 31, 1996 and the period from formation of the Bally's Joint Venture on March 31, 1995 through December 31, 1995 are as follows (in thousands):


                                              1996                  1995

              Net revenues              $     70,093               $     6,963
              Costs and expenses              67,976                     9,676
              Net income (loss)         $      2,117               $    (2,713)


     Net income (loss) of the Bally's Joint Venture for the year ended December 31, 1996 and the period from formation through December 31, 1995 includes pre-opening expenses of $3.3 million and $0.7 million, respectively.

     5.           Long-Term Debt

     At December 31, 1996 and 1995, long-term debt consisted of the following (in thousands):


                                                                           1996                      1995
11 7/8% First Mortgage Notes; semi-annual payments
      of interest only; due March 2001; collateralized
      by substantially all assets of the Company (the
      "2001 Notes").......................................          $         173,500            $    173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal due July 2001,
      collateralized by a deed of trust...................                      2,750                   3,000
Note payable to a corporation; annual payments of
      principal of $119 plus accrued interest at 8%;
      due June 2003; collateralized by a land deed of
      trust...............................................                        833                     952
Notes payable to corporations; monthly payments of
      principal and interest at rates up to prime plus
      7%; due through May 1998 secured by the
      equipment...........................................                      3,589                   2,420
Note payable to a corporation; payment of principal
      and accrued interest at 14%; due March 1996;
      secured by a gaming vessel..........................                          -                   2,219
Mortgage note payable to a corporation; quarterly
      payments of principal and interest at prime plus
      1 1/2% based on a 20 year amortization; due
      April 2006; collateralized by a deed of trust.......                      2,925                       -
Note payable to a corporation; quarterly payments of
      principal and accrued interest at 9%; due
      October 1998, collateralized by a deed of trust.....                        385                       -
Other.....................................................                        484                     506
                                                                              184,466                 182,597
Less: current portion.....................................                    (3,385)                 (5,624)
      Total long-term debt................................            $       181,081          $      176,973


                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


     The Indenture as supplemented effective March 28, 1996, covering the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness,
(c) to make asset sales (d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth as defined.

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

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     On March 28, 1996 the Company received consents from certain holders of the 2001 Notes who held in excess of 66 2/3% of the outstanding 2001 Notes (the "2001 Noteholders") to approve the Amendments and Waivers. Based upon these consents, the 2001 Notes have been classified as long-term as of December 31, 1996 and 1995. The Amendments and Waivers enable the Company to continue to implement its business strategy by, among other things, seeking joint venture partners to invest in its development stage projects and selling certain specified under-performing assets. The elimination of the Construction
Completion Covenant in the Indenture allows the Company to complete the development stage projects on a timetable and in a manner dictated by market conditions, if at all. Also, an adjustment to the consolidated net worth covenant in the Indenture which ties the net worth calculation more directly to the Company's operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investment in any joint venture which is pledged for the benefit of the noteholders, was approved. In addition, the Company received waivers from the 2001 Noteholders with respect to the Company's failure or possible failure to comply with certain other covenants and restrictions contained in the Indenture.

     The 2001 Notes now bear interest at the rate of 11-7/8% per annum effective retroactive to October 15, 1995. Interest on the 2001 Notes held by each holder who consented to the Amendments and Waivers will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semi-annually on March 1 and September 1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ending December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the year ended December 31, 1996. After giving effect to the Amendments and Waivers, the Company believes it is in compliance with the Indenture as of December 31, 1996.

     Scheduled maturities of long-term debt for each of the years ending as of December 31, are as follows (in thousands):


1997............................................                $     3,385
1998............................................                      1,538
1999............................................                        271
2000............................................                        271
2001............................................                    176,521
Thereafter......................................                      2,480
        Total...................................                $   184,466

     6.     Mandatory Cumulative Redeemable Preferred Stock

     LLGC has authorized 1,800,000 shares of Series A Mandatory Cumulative Redeemable Preferred Stock. As indicated in Note 1, 216,819 Series A shares were issued to Mr. Tompkins in connection with the contribution of the Mississippi Companies' common stock and 216,819 shares were issued to various stockholders in connection with LLGC's acquisition of GCI. Holders of Series A are entitled to a compounded cumulative preference dividend each quarter. The current dividend is 11.5% of the liquidation preference per share per annum, payable or accrued in quarterly installments. Dividends of approximately $1,761,000, $1,572,000 and $1,404,000 were accrued on the Series A preferred stock during the years ended December 31, 1996, 1995 and 1994, respectively. The Series A also requires mandatory redemption on December 31, 2013.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     7.     Stockholders' Equity

     Common stock of LLGC consists of 75,000,000 authorized shares. In connection with the issuance of the $40 million of notes in 1998 (the "1998 Notes"), LLGC issued warrants to purchase 4,857,620 shares of its Class A Common Stock to the holders of the 1998 Notes. Also, in connection with the acquisition of GCI on April 28, 1993, LLGC issued warrants to purchase an additional 4,857,620 shares of its Class A Common Stock to the former owners of GCI. The warrants are exercisable for five years from the date of issuance at an exercise price of $.001 per share.

     On October 8, 1993, LLGC successfully completed a public offering of 5,175,000 shares of its common stock of which 3,675,000 shares were sold by existing shareholders and 1,500,000 shares were sold by LLGC. The net proceeds to the Company from the offering were $20,616,000. In connection with the offering, LLGC amended its Certificate of Incorporation to eliminate certain supermajority voting provisions, to increase the authorized capitalization to 75,000,000 shares of common stock and 1,800,000 shares of mandatory cumulative redeemable preferred stock and to have only one class of common stock. Also, in connection with the offering, LLGC declared an approximately 24.29 for 1 stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

     In connection with the completion of the public offering, 8,722,829 warrants were exercised at the exercise price of $.001 per share, 3,675,000 in accordance with the initial public offering and 5,047,829 subsequent to the public offering. The remaining 992,411 warrants were exercised at the exercise price of $.001 per share during the year ended December 31, 1994.

     On February 27, 1995 and December 30, 1994, the Company exchanged 2,000,000 and 1,500,000 shares of its common stock for $6,500,000 and $5,000,000 of the 2001 Notes, respectively. The Company recognized extraordinary gains on such exchanges of $2,257,000 and $1,115,000 for the years ended December 31, 1995 and 1994, respectively, which represented the difference between the amount of debt exchanged, net of unamortized issue costs, and the market price of the common stock. Due to available net operating loss carry forwards, (See Note 11), no income tax provision was recognized on the extraordinary gains.


     8.     Promotional Allowances

     The retail value of food, beverages and rooms provided on a complimentary basis to customers without charge are included in gross revenues and then deducted as promotional allowances. The estimated cost of providing these promotional allowances are included in casino departmental expenses for the years ended December 31, 1996, 1995, and 1994, as follows (in thousands):



                                     1996                1995             1994
Food and beverage.................  $8,370              $6,201           $5,845
Hotel and other...................     800                 439               85
        Total.....................  $9,170              $6,640           $5,930

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     9.     Abandonment Loss

     The operating results at LLT during the first three months of 1994 were significantly below the results for the period from opening (September 18, 1993) through December 31, 1993. Additionally, the Company determined that because of increased competition from casinos in northern Tunica County, it was unlikely that operating results at LLT would improve if LLT remained in southern Tunica County. Therefore, on April 24, 1994, pursuant to a decision of the Company's management and the Board of Directors, the Company ceased operations at LLT in southern Tunica County.

     LLT abandoned certain leasehold rights and improvements at the southern Tunica County site which had a cost, net of accumulated depreciation, of approximately $8,137,000. Further, certain assets on the barge with a cost, net of depreciation, of approximately $1,207,000 were removed and abandoned resulting in an abandonment loss of $9,344,000 for the year ended December 31, 1994. The Company transferred the remaining property and equipment, principally the casino and restaurant barges, with a net cost of approximately $19,164,000 to MLI. Significant additional improvements, at an approximate cost of $30,702,000 were made to the MLI casino and restaurant barges.

     10.    Project Development Cost Write-Downs

     During 1996, the Company provided reserves of approximately $350,000 related to the remaining LLG leases and approximately $50,000 related to its investment in Lady Luck New Mexico ("LLNM") for a total reserve related to LLNM, including the 1995 reserve of approximately $150,000, of approximately $200,000.

     During 1995, the Company provided a reserve of $350,000 related to the Bally's Joint Venture agreement for any potential unfavorable resolution of the Company's initial investment in and other matters related to the joint venture. (See Note 4).

     During 1994, the Company re-evaluated all of its proposed projects under developments giving consideration to the changing regulatory, political, and competitive environment in several jurisdictions as well as the decline in available financial resources required to complete all of the proposed projects. As a result of these and other factors, the Company determined to cease developing projects in Chicago, Illinois, the Country of Greece, Gulfport, Mississippi, and several other locations. The Company also determined that the present probability of obtaining a license in Lawrenceburg, Indiana no longer met the Company's cost deferral criteria. Accordingly, the Company recorded a charge of approximately $8,262,000 related to these projects.

     Further, due to the Bally's Joint Venture agreement (see Note 4), and changing market conditions in Vicksburg, Mississippi, the Company determined that certain adjustments were necessary to properly reflect the estimated net realizable value of ORD and LLV. Accordingly, the Company recognized development cost write-downs of $3,540,000 related to ORD and $3,833,000 related to LLV in 1994.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     11.          Income Taxes

     The net deferred tax asset (liability) as of December 31, 1996 and 1995, are as follows (in thousands):

                                                       1996              1995
Deferred Tax Asset
     Net operating loss carry-forward............   $   15,480        $  14,295
     Abandonment loss............................        2,161            2,161
     Unconsolidated affiliates...................          605              570
     Deposits....................................          525              525
     Other.......................................        2,059            1,941
                                                        20,830           19,492

     Less:  valuation allowance..................       (7,055)          (9,371)

     Net deferred tax asset......................       13,775           10,121
Deferred Tax Liability
     Excess of tax depreciation over book........      (11,913)          (9,030)
     Other.......................................       (1,862)          (1,091)

     Net deferred tax liability..................      (13,775)         (10,121)
Net..............................................   $        -        $       -

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. At December 31, 1996 and 1995, the Company determined that $7,055,000 and $9,371,000 respectively, of tax benefits did not meet the realization criteria because of the Company's history of operating results. Accordingly, a valuation allowance was applied to reserve the applicable deferred tax assets.

     The following summarizes the components of the income tax (provision) benefit for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                                        1996             1995             1994
Current.........................................    $      (69)      $      (196)      $     4,592
Deferred........................................             -              (205)           (3,421)
      Income Tax  (Provision) Benefit...........    $      (69)      $      (401)      $     1,171

     Mississippi state income taxes were offset by a tax credit for state gaming taxes which are based on gross gaming revenues. The credit is the lesser of the annual total gaming taxes paid or the Mississippi state income tax. Credit carry- forwards are not permitted and may not be used on a combined company basis.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     A reconciliation of the "expected" income tax (provision) benefit assuming a 35% federal statutory rate to the income tax provision for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands):



                                                                      1996             1995                1994
"Expected" income tax  (provision)  benefit.............          $   (2,173)      $    (2,492)       $   12,892
Nondeductible items.....................................                 (59)             (278)              274
Net operating loss carryforward.........................               2,163             2,369                 -
Net operating loss-no benefit recorded..................                   -                 -           (11,995)
  Income Tax  (Provision) Benefit.......................          $      (69)      $      (401)       $    1,171

     At December 31, 1996 and 1995, the Company had net operating loss carryforwards available for income tax purposes of approximately $44,000,000 and $41,000,000, respectively, which expire from 2009 to 2010.

     12.          Stock Option Plan

     Under the 1993 stock option plan (the "Stock Option Plan"), options may be granted to purchase up to an aggregate of 1,000,000 shares of LLGC's common stock. All full-time officers and other key executives, as well as outside directors of LLGC, will be eligible to receive options. Options may be granted that either are intended to be incentive stock options or non-qualified stock options for income tax purposes. Each option granted will be exercisable in full at any time or from time to time as determined by the Compensation Committee, provided that no option may have a term exceeding ten years.

     During the years ended December 31, 1996,  1995 and 1994,  177,000,  43,000 and 575,000 stock options were granted, respectively, at exercise prices ranging from $2.50 to $13.00 per share. The exercise prices of the options granted at an exercise price greater than $3.12 per share were re-priced during 1994 to $3.12 per share, the market value at the date of the re-pricing. During 1996, 1995 and 1994, no options expired or were exercised; 10,000, 252,000 and 42,000 options were canceled, respectively.

     The Company accounts for the Stock Option Plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        Years Ended December 31,
                                                               1996        1995
                                                              (In thousands)

Net income applicable to common stockholders reported          $4,378     $5,146
Pro Forma                                                      $4,054     $5,021

Primary Earnings per share as reported                         $ 0.15      $0.18
Pro Forma                                                      $ 0.14      $0.17

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     The options granted to date to various employees and outside directors vest ratably over 5 years, with an expiration 10 years from the date of issuance. Option prices were equal to or greater than market value on the date of issuance, and at December 31, 1996, the weighted issue price of the options was $2.64. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.5% for both 1995 and 1996; expected lives of 5 years for 1996 and 1995, expected volatility of 185 and 153 percent. There are no expected dividend yields in 1996 and 1995.

     A summary of the status of the stock option plan and weighted average exercise prices ("WAEP") at December 31, 1996 and 1995 and changes during the years then ended is presented in the table below:

                                                                                Years Ended December 31,
                                                                             1996                       1995

                                                                   Number of                 Number of
                                                                    Shares        WAEP        Shares        WAEP

        Outstanding at beginning of year                                324        $3.12          533         $3.12
        Granted                                                         177         2.53           43          3.12
        Forfeited/Canceled                                              (10)        3.12         (252)         3.12
        Outstanding at end of year                                      491         2.91          324          3.12
        Exercisable at year end                                         121         3.12          118          3.12

        Weighted average fair value of options                                     $2.02                      $1.93

     13.          Employment Agreements

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

     14.          Related Party Transactions

     The Company previously entered into certain management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"), a company owned by Andrew Tompkins, the CEO and Chairman of the Board of the Company. Pursuant to the Old Management Agreements, LLCI provided management services to the Company regarding the operations and marketing of each of the Operating Casinos. Effective January 1, 1996 the Company has entered into new marketing agreements (the "New Marketing Agreements") with entities controlled by Mr. Tompkins. Under the New Marketing Agreements, LLGC pays an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc. a wholly-owned corporation of Mr. Tompkins which does business as Lady Luck Casino/Hotel

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



in Las Vegas, Nevada, ("Gemini") equal to the greater of (a) 9% of LLGC's EBITDA (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Kimmswick Joint Venture, if consummated, and the Bettendorf Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by LLGC to third parties) and (b) $1,700,000 per year (as adjusted based on the Consumer Price Index). LLGC has agreed to use the "Lady Luck" name on all existing and future casinos which it operates. With respect to the Bettendorf Joint Venture, LLCI assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to BRDC. During any default in the payment of principal of or interest on the Notes, LLGC will not pay (but will accrue on its books) any licensing fee to LLCI. In addition, LLGC:
(i) pays Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities; (ii) reimburses a related party of LLGC, wholly-owned by Mr. Tompkins, which performs marketing services on the Company's behalf, for certain allocated payroll and overhead costs, which for 1996 totaled approximately $659,000; and, (iii) will no longer receive reimbursement from a wholly-owned corporation of Mr. Tompkins for the salary and benefits paid to Mr. Tompkins as Chairman of the Board and Chief Executive Officer of LLGC (collectively the "Management/License Fee Overhead Costs").

     Certain transactions have occurred between the Company and Marco Polo International Marketing, Inc. ("Marco Polo"), Gemini, Inc. ("Gemini"), and LLCI, all companies wholly owned and controlled by Mr. Tompkins. The Company has incurred, on behalf of LLCI and Marco Polo in accordance with the Old Management Agreements, expenses for certain individuals' salaries, wages and benefits which were reimbursed by those entities in the amount of $668,000 and $1,370,000 for the years ended December 31, 1995 and 1994, respectively. In addition, the Company incurred $3,000, $30,000 and $159,000 of expenses for the years ended December 31, 1996, 1995 and 1994, respectively, which were related to advertising and other expenses and were reimbursed by Gemini.

     The Company also reimbursed expenses in the amount of $219,000 and $1,364,000 for the years ended December 31, 1995 and 1994, respectively, related to direct advertising and marketing costs that were paid for by Marco Polo. The Company also reimbursed Gemini for the approximate retail value of rooms, food and beverage, and other items provided to the Company by Gemini in the amount of $129,000, $146,000 and $515,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     In addition, pursuant to the Old Management Agreements, Andrew H. Tompkins, the Chairman of the Board and Chief Executive Officer of the Company, was obligated to use the Company as his exclusive vehicle, subject to certain limited circumstances, for conducting gaming activities in the United States (exclusive of Nevada) and Puerto Rico. Mr. Tompkins was free, however, to pursue gaming opportunities outside such area. Certain affiliates of Mr. Tompkins entered into agreements regarding pursuit of certain gaming opportunities in the Country of Greece (the "Greek Opportunities") for which Mr. Tompkins incurred expenses. Subsequently, Mr. Tompkins assigned the rights to the Greek Opportunities to the Company and the Company reimbursed Mr. Tompkins $597,000 for his expenses.

     15.          Litigation

        Shareholder Class Action Lawsuits

     LLGC has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. LLGC has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

        Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.8 million as of March 5, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Additionally, a lawyer and a consultant which were allegedly retained by the Company in connection with the Company's bid for a gaming license in Greece recently threatened litigation against the Company. On or about September 24, 1996, the Company and the lawyer and consultant reached an agreement whereby in exchange for certain consideration mutual releases were executed.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $325,000 as of March 5, 1997 based upon published exchange rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

        Other Matters

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     16.          Commitments and Contingencies

        Lease Commitments

     MLI leases approximately 1,000 acres of land surrounding the Helena Bridge which connects Mississippi to Arkansas. The MLI lease provides that the monthly lease payment would increase by $150,000 per month beginning July 1, 1995 until an additional casino either north or south of the Lady Luck Rhythm & Blues property commenced operation. In accordance with the lease agreement, this additional rent was paid by the Company. With the opening of the Country Casino on May 21, 1996, this provision was satisfied and the rental payment reverted to a percentage basis.

     LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered into by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments. Rent expense incurred under operating leases was approximately $8,934,000, $8,380,000 and $4,514,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property (the "Gulfport Lease"). The leases currently require annual payments of approximately $920,000 and provide for future increases based on the Consumer Price Index. The Company is seeking joint venture partners to assume the leases or invest in the proposed casino project; however, there can be no assurance that such a joint venture will be consummated. The principal lease is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay the lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on the Gulfport Project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that Lady Luck Gulfport has not satisfied the Improvement Requirement. The Company has been in discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. Because the Company has suspended development of the Gulfport Project and in order to conserve its funds, the Company may not make the required monthly lease payments in the future. Accordingly, a reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998, and an additional reserve of approximately $350,000 was provided as of December 31, 1996 to reserve a portion of future lease payments.

     Future minimum lease commitments under non-cancelable long-term operating leases for the years ending December 31, are as follows (in thousands):

     1997..............................................           $   3,500
     1998..............................................               2,995
     1999..............................................               2,128
     2000..............................................               2,083
     2001..............................................               1,771
     Thereafter........................................              33,887
        Total..........................................           $  46,364

         Central City Memorandum of Understanding

     During November 1996, GCI entered into a non-binding Memorandum of Understanding (the "Memorandum") with Bullwhackers. The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and gives Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. However, no assurance can be provided that these contingencies will be satisfied.

        Construction Commitments

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1996, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is not consummated the Company may be responsible for the then outstanding obligations.

        Development Stage Projects

     In addition to its Operating Casinos, the Company has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these Development Stage Projects is described below.

        Kimmswick, Missouri

     Previously, the Company and a local investor (the "Original Investor") intended to develop a themed hotel and entertainment center, including a casino on a cruising vessel, in Jefferson County, Missouri, located just outside the city of Kimmswick and approximately 20 miles south of St. Louis. At that time, the Original Investor owned approximately 7% of the Missouri Project. However, construction of the Missouri Project was delayed due to the prohibition against games of chance (slot machines and roulette) until Missouri voters ratified a constitutional amendment in November 1994. The Company determined that it was not in a position to commit additional capital to the Missouri Project. Thus, management determined that it was in the Company's best interests to seek a new joint venture partner to assist in completion of the Missouri Project.

     Accordingly, on November 30, 1995, LLK entered into an Agreement of General Partnership (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on an approximately 45-acre parcel of land in Jefferson County, Missouri (the "Kimmswick

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



Site"). Through December 31, 1996, the Company had expended approximately $8.4 million in the Missouri Project. Such investment consists of approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.4 million in other costs associated with the development of the project.

     Pursuant to the Kimmswick Agreement, LLK will contribute certain assets with a book value of approximately $8 million to the Kimmswick Joint Venture in consideration of a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8 million, LLK will have to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15 million in cash in consideration of a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis agrees either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80 million, each of LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partner's share and have the entire contribution treated as a loan to the joint venture or to advance the non- contributing partner's share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partners' respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

     The obligations of Davis to contribute capital to, or otherwise provide financing to, the Kimmswick Joint Venture are subject to satisfaction of numerous conditions, including that there shall be no governmental regulation that is likely to increase the cost of, or diminish the EBITDA to be generated by, the Missouri Project in amounts exceeding certain thresholds and that a gaming license shall have been obtained from the Missouri Gaming Commission. There can be no assurance that any of such conditions will be satisfied and, therefore, there can be no assurance that the Kimmswick Joint Venture will be funded.

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. In addition, a person owning real property adjacent to the site of the Kimmswick Project was seeking to overturn decisions by the Jefferson County Commission (the "Commission") with respect to the zoning of such site. A trial was conducted in April 1996 and the court decided to uphold the zoning decisions made by the Commission.

     Beginning with the first quarter in which the Kimmswick Joint Venture has operating income, the joint venture will distribute 80% of its Available Funds (defined as net income less debt repayments and capital expenditure and other reserves) in each of the first three fiscal quarters of each fiscal year to the partners and, at the end of each fiscal year, the joint venture will distribute an amount which, together with all other amounts previously distributed during such fiscal year, equals 90% of Available Funds for such fiscal year. All distributions of Available Funds shall be made first to Davis to the extent of its priority or preferred interest and then to the partners in proportion to their respective interests in the joint venture. LLK will also be entitled to certain additional distributions to the extent that its tax liability in respect of the joint venture exceeds the amount otherwise distributed to it.

     The Kimmswick Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% of the joint venture's gross revenues plus 7% of the EBITDA of the joint venture but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate



                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



management fee in any year plus the amount of all distributions to LLK in such year generally will not exceed the amount of distributions to Davis in such year. LLK's continued engagement as manager of the Kimmswick Joint Venture will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, LLK will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

     The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of December 31, 1996 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

         Vicksburg, Mississippi

     The Company's planned casino project in Vicksburg, Mississippi is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Project"). The original Vicksburg Project plans include a "Monte Carlo" themed 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of December 31, 1996, approximately $14.4 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $47.9 million to complete construction and commence operations of the Vicksburg Project. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets related thereto. There can be no assurance that the Company will form a joint venture or sell such assets.

     Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

         Environmental Matters

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes. The Colorado casino operations of Lady Luck Central City are located generally within the Central City/Clear Creek Superfund Site as designated by the EPA pursuant to CERCLA. The Superfund Site includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and cleanup by the EPA and the State of Colorado. CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including ordering Potentially Responsible Parties ("PRP's") to clean up or contribute to the cleanup of a Superfund site. PRP's are broadly defined under CERCLA, and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs.

     The Vicksburg Site had been used as a bulk petroleum storage facility since the early 1950's, and contained above ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The Subsurface Assessment of the environmental condition of the site by an outside environmental consultant indicated that certain

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that such contamination was present in significant concentrations in some locations on site.

     Remediation efforts at the Vicksburg Site are complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, with all costs incurred to remediate environmental conditions on site paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg
Site). On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. The entire remediation cost was paid out of the escrow fund, and the Company did not incur any of these costs. However, no assurance can be provided that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

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

     Although the Company knows of no other pre-existing conditions at the intended sites for its development or pre-development stage projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations; accordingly, no accrual for any costs has been made. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

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


     17.          Expansion Project and Hotel Acquisitions

         Country Casino, Pavilion and Riverbluff

     In an endeavor to service excess demand, defend its market position in light of the project additions and enhancements planned or under construction at competing casinos in neighboring Tunica County, Mississippi, and satisfy certain provisions of its land lease, MLI expanded its casino and non-gaming facilities during 1996. The expansion project (the "Expansion"), which opened on May 21, 1996, is made up of the "Country Casino" and the "Pavilion." Country Casino offers approximately 33,000 square feet of casino space, and as of February 28, 1997 approximately 680 slot machines, including slot machines transferred from Lady Luck Rhythm & Blues, 18 table games, six poker tables and a food court. The Pavilion consists of approximately 25,000 square feet of entertainment and event space and two movie theaters, an arcade and a logo shop. In addition, the Expansion includes approximately an additional 650 parking spaces. On July 3, 1996, MLI acquired the

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



Riverbluff in Helena, Arkansas. The Riverbluff is located at the Arkansas entrance to the bridge which crosses the Mississippi River and provides immediate access to its Coahoma County, Mississippi facilities. The Riverbluff features 120 guest rooms, adding to the existing 173 guest rooms at the Coahoma County Mississippi site. The Company purchased the Riverbluff for approximately $1.0 million, comprised of cash of $0.6 million and a mortgage note for the balance.

         River Park

     On April 15, 1996, LLM purchased from River Park Hotel Group, Inc. (the "Seller") the River Park, a 147-room hotel in Natchez, Mississippi. The Company purchased the River Park for $4.0 million, with $1.0 million paid in cash at closing together with a non-recourse promissory note on the unpaid balance at the prime rate plus 1.5% with equal quarterly installments (based on a twenty year amortization schedule) and a balloon payment due on the tenth anniversary date of such note. The River Park was purchased subject to an existing lien for an outstanding note on the property which was retained with the Seller upon purchase. In accordance with the purchase agreement, the Seller must apply the Company's quarterly installments to pay down the note the balance of which was $830,000 at April 15, 1996. Upon final payment of the outstanding note, the lien will be removed and clear title will revert to the Company.

     18.          Natchez Joint Venture

     In February 1996, the Company had executed a definitive joint venture agreement (the "Natchez Agreement") to form a joint venture (the "Natchez Joint Venture") with Holstar, Inc., a Virginia corporation ("Holstar") to own and operate the dockside casino, currently operated by the Company in Natchez, Mississippi, and the 125-room Eola Hotel, owned by Holstar. During 1996, the Company has elected to terminate the Natchez Agreement and not pursue formation of a joint venture. The Company retained deposits forfeited by Holstar of $0.3 million upon termination. Certain conditions which had not been met entitled the Company to terminate the Natchez Agreement at its discretion.

      19.         Summarized Financial Information

     Summarized balance sheet information of LLK, a partially owned subsidiary of LLGC, as of December 31, 1996 and 1995, for which assets of the subsidiary collateralize the outstanding 2001 Notes, is as follows (in thousands):

                               December 31, 1996         December 31, 1995

     Current assets              $           50            $          50
     Property and equipment                 726                      726
     Other assets                         1,403                    1,150
     Total assets                $        2,179            $       1,926

     Current liabilities         $            -            $           -
     Long-term liabilities                2,429                    2,176
     Stockholders' deficit                 (250)                    (250)
     Total liabilities and
       stockholders' deficit     $        2,179            $       1,926

     LLK had no operations for the years ended December 31, 1996, 1995 and 1994. Stockholders' deficit represents the write- down of certain project development costs during 1994.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



     The following  subsidiaries  of the Company are not  guarantors of the 2001
Notes: LLDC, Lady Luck Cape Girardeau and Lady Luck Lawrenceburg. Each subsidiary that is not a guarantor of the 2001 Notes is currently inactive. It is the intent of the Company to wind down the operations of these subsidiaries. Accordingly, no separate financial information is being provided with respect to these non-guarantor subsidiaries.

     Substantially all assets of Lady Luck Gaming Finance Corporation and subsidiaries collateralize 2001 Notes. The following presents summarized consolidated balance sheets as of December 31, 1996 and 1995 and summarized consolidated statements of operations for each of the years ended December 31, 1996, 1995 and 1994, for Lady Luck Gaming Finance Corporation and subsidiaries.


                                          LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS
                                                    As of December 31, 1996 and 1995
                                                             (in thousands)

                                                                 ASSETS

                                                                 December 31,              December 31,
                                                                     1996                      1995
              Current assets:
                  Cash and cash equivalents.................   $     15,371               $    22,146
                  Restricted cash...........................              -                     8,858
                  Accounts receivable.......................          1,223                       396
                  Inventories...............................          1,198                       885
                  Prepaid expenses..........................          2,412                     2,418
                      Total current assets..................         20,204                    34,703

              Total property and equipment, net.............        172,603                   154,954

              Other assets:
                  Pre-opening costs.........................          1,353                     1,100
                  Deferred financing fees and costs, net              3,605                     4,470
                  Investment in unconsolidated
                      affiliates, net.......................         21,449                    17,619
                  Other.....................................          3,117                     2,491
                                                                     29,524                    25,680

              TOTAL ASSETS..................................     $  222,331                $  215,337



                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



                                          LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS
                                                    As of December 31, 1996 and 1995
                                                             (in thousands)

                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           December 31,    December 31,
                                                                                               1996            1995

            Current liabilities:
                  Current portion of long-term debt.........                               $    3,288      $    5,622
                  Accrued interest..........................                                    1,818           2,326
                  Accounts payable..........................                                    4,358           2,234
                  Construction and retention payables.......                                    1,957           3,126
                  Due to Related Party......................                                   20,971          25,670
                  Other accrued liabilities.................                                    7,277           7,566
                      Total current liabilities.............                                   39,669          46,544

                      Mortgage notes payable................                                  173,500         173,500
                      Other long-term debt..................                                    7,506           3,338
                           Total liabilities................                                  220,675         223,382

                  Commitments and contingencies

                  Stockholders' equity (deficit):
                      Retained earnings/(accumulated
                           deficit).........................                                    1,656          (8,045)
                      Total stockholders' equity (deficit)                                      1,656          (8,045)

                  TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY
                      (DEFICIT).............................                                $ 222,331      $  215,337



                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



                                          LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                             (in thousands)

                                                                        1996               1995             1994
                      Revenues:
                           Gross revenues...................         $ 174,234         $  158,412       $   125,134
                           Less: Promotional allowances                (12,527)            (8,821)           (7,979)
                           Net revenues.....................           161,707            149,591           117,155

                      Costs and expenses:
                           Operating department expenses                66,041             60,262            50,300
                           Selling, general and administrative          46,994             46,536            44,372
                           Related party management/license
                             fees...........................             5,586              5,520             2,471
                           Depreciation and amortization                11,170              9,586             6,999
                           Settlement of a claim............             1,100                  -                 -
                           Pre-opening expenses.............               247                  -             2,970
                           Project development cost write-
                             downs and reserves.............               354                350             9,528
                           Abandonment loss.................                 -                  -             9,344
                           Total costs and expenses.........           131,492            122,254           125,984

                           Operating income (loss)..........            30,215             27,337            (8,829)

                      Other income (expense):
                           Interest income..................             1,030              1,208             1,717
                           Interest expense.................           (22,165)           (20,049)          (16,909)
                           Other............................               690                 75              (157)

                      Income (loss) before income tax
                           (provision) benefit and
                           extraordinary items..............             9,770              8,571           (24,178)

                      Income tax (provision) benefit........               (69)              (401)            1,171

                      Income (loss) before extraordinary
                           item.............................             9,701              8,170           (23,007)
                      Extraordinary gain on early
                           extinguishment of debt...........                 -              2,257             1,115

                      NET INCOME (LOSS).....................       $     9,701          $  10,427         $ (21,892)

ITEM 14(d)



                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Members of
Lady Luck Bettendorf, L.C.:


     We have audited the accompanying balance sheets of LADY LUCK BETTENDORF, L.C. (the "Company") (an Iowa limited liability company) as of December 31, 1996, and 1995, and the related statements of operations, changes in members' equity and cash flows for the year ending December 31, 1996 and for the period April 21, 1995 (commencement of operations) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LADY LUCK BETTENDORF, L.C. as of December 31, 1996, and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period April 21, 1995, to December 31, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 26, 1997


                                        LADY LUCK BETTENDORF, L.C.
                                              BALANCE SHEETS
                                    AS OF DECEMBER 31, 1996 AND 1995


                                                 ASSETS

                                                                                     1996              1995

CURRENT ASSETS:
     Cash and cash equivalents                                                    $5,119,000        $2,569,000
     Accounts receivable, net of allowance for doubtful
       accounts of $181,000 and $80,000, respectively                                 10,000           106,000
     Inventories                                                                     125,000            75,000
     Prepaid expenses and other current assets                                       681,000           392,000
               Total current assets                                                5,935,000         3,142,000

PROPERTY AND EQUIPMENT:
     Leasehold improvements                                                        4,069,000         4,018,000
     Furniture, fixtures and equipment                                             7,042,000         5,674,000
                                                                                  11,111,000         9,692,000
     Less: Accumulated depreciation                                               (1,822,000)         (676,000)
                                                                                   9,289,000         9,016,000
     Construction in progress                                                      3,146,000         2,419,000
             Total property and equipment, net                                    12,435,000        11,435,000

     Total assets                                                                $18,370,000       $14,577,000

                   LIABILITIES AND MEMBERS' EQUITY:
CURRENT LIABILITIES:
     Current portion of long-term debt                                            $1,245,000        $3,332,000
     Accounts payable                                                              1,334,000           958,000
     Accounts payable - affiliates                                                   210,000            24,000
     Accrued gaming taxes                                                            610,000           534,000
     Accrued progressive & slot club liabilities                                     590,000           576,000
     Token and chip liability                                                        221,000            80,000
     Accrued liabilities                                                           1,282,000         1,604,000
               Total current liabilities                                           5,492,000         7,108,000


     Long-term debt, less current portion                                          1,107,000         1,880,000
     Total liabilities                                                             6,599,000         8,988,000


MEMBERS' EQUITY                                                                   11,771,000         5,589,000

Total liabilities and members' equity                                            $18,370,000       $14,577,000




                         The accompanying notes are an integral part of these statements.


                                            LADY LUCK BETTENDORF, L.C.

                                             STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD APRIL 21, 1995
                                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995



                                                                             1996                 1995
REVENUES:
     Casino                                                              $ 62,202,000        $ 34,807,000
     Food and beverage                                                      5,680,000           2,933,000
     Other                                                                    664,000             385,000
               Gross revenues                                              68,546,000          38,125,000
     Less:  Promotional allowances                                         (3,344,000)         (1,650,000)

               Net revenues                                                65,202,000          36,475,000

COSTS AND EXPENSES:
     Casino                                                                16,080,000           9,057,000
     Food and beverage                                                      2,413,000           1,572,000
     Gaming and admission taxes                                            15,731,000           8,477,000
     Management fees - affiliates                                           1,579,000             782,000
     Marine operations                                                      2,340,000           1,515,000
     Selling, general and administrative                                   12,766,000           7,688,000
     Rental expense - affiliates                                            5,760,000           3,881,000
     Other expenses                                                           945,000             437,000
     Depreciation                                                           1,156,000             676,000
     Pre-opening expenses                                                        -              2,467,000

             Total costs and expenses                                      58,770,000          36,552,000

             Operating income(loss)                                         6,432,000            (77,000)

     Interest income                                                           51,000              34,000
     Interest expense                                                        (301,000)           (368,000)
                                                                         ------------        ------------

             Net income(loss)                                            $  6,182,000       $    (411,000)




                         The accompanying notes are an integral part of these statements.


                                            LADY LUCK BETTENDORF, L.C.

                                     STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD APRIL 21, 1995
                                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995


                                                                               Bettendorf
                                                                               Riverfront
                                                    Lady Luck                 Development
                                                 Quad Cities, Inc.           Company, L.C.           Total

Contributed capital                                  $3,000,000                $3,000,000        $ 6,000,000
Net Loss                                               (206,000)                 (205,000)          (411,000)
Balance at December 31, 1995                          2,794,000                 2,795,000          5,589,000
Net Income                                            3,091,000                 3,091,000          6,182,000
Balance at December 31, 1996                         $5,885,000                $5,886,000        $11,771,000





























                        The accompanying notes are an integral part of these statements.


                                            LADY LUCK BETTENDORF, L.C.

                                             STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD APRIL 21, 1995
                                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995



                                                                                     1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                             $6,182,000         $ (411,000)
     Adjustments to reconcile net income(loss) to net cash
     provided by operating activities:
     Depreciation                                                                   1,156,000            676,000
     Pre-opening expenses                                                                   -          2,467,000
     (Increase) decrease in operating assets:
           Accounts receivable, net                                                    96,000           (106,000)
           Inventories                                                                (50,000)           (75,000)
           Prepaid expenses and other current assets                                 (289,000)          (392,000)
     Increase (decrease) in operating liabilities:
           Accounts payable (including affiliates)                                    562,000            982,000
           Accrued gaming taxes                                                        76,000            534,000
           Accrued gaming liabilities                                                 155,000            656,000
           Other current liabilities                                                 (322,000)         1,604,000
     Net cash provided by operating activities                                      7,566,000          5,935,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                              (1,362,000)        (5,049,000)
     Construction in progress                                                        (727,000)        (2,419,000)
     Pre-opening costs                                                                      -         (2,467,000)
     Net cash used in investing activities                                         (2,089,000)        (9,935,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from borrowings                                                     645,000          2,833,000
     Payments on debt                                                              (3,572,000)        (2,264,000)
     Proceeds from contributed capital                                                      -          6,000,000
     Net cash provided(used)in financing activities                                (2,927,000)         6,569,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,550,000          2,569,000
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            2,569,000                  -

     End of period                                                                 $5,119,000         $2,569,000

SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest net of amounts capitalized of $100,000                  $301,000           $368,000
and $50,000 for 1996 and 1995, respectively

                        The accompanying notes are an integral part of these statements.

                           LADY LUCK BETTENDORF, L.C.

     FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD APRIL 21, 1995
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995

     Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The Company entered into several contracts with manufacturers for the purchase of slot machines which totaled approximately $67,000 and $4,643,000 for the year ended December 31, 1996 and the period ended December 31, 1995.

     During 1996, approximately $2,556,000 of long-term debt was refinanced at more favorable terms to the Company.




































       The accompanying notes are an integral part of these statements.

                           LADY LUCK BETTENDORF, L.C.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


     1. THE COMPANY

     Bettendorf Riverfront Development Company, L.C. ("BRDC") and Lady Luck Quad Cities, Inc. ("LLQC") formed an Iowa limited liability company, Lady Luck Bettendorf, L.C. (the "Company") for the purpose of operating a riverboat casino on the Mississippi River based in Bettendorf, Iowa. Under the terms of the Articles of Incorporation, the Company's term will expire in 2065. BRDC and LLQC each contributed $3.0 million for a 50% membership interest in the Company. All net profits and losses from all operations of the Company are allocated equally between LLQC and BRDC. BRDC and LLQC are each represented by two managers with most management decisions of the Company, including capital calls and distributions, requiring the approval of the majority of the managers.

     The Company commenced operations on April 21, 1995. The Company is located on a leased parcel of land which is adjacent to Interstate 74 on the Mississippi River. The Company's operation consists of a 30,000 square foot casino on a gaming vessel, which is approximately 300 feet by 100 feet, an entertainment area for parties, shows, and special events and, as of December 31, 1996, a gaming area with approximately 44 table and card games and 856 slot machines. The vessel has gaming operations on three floors. The first floor has a 19th Century Iowa River theme, the second floor has a sports theme (including a 300 seat showroom) and the poker room is on the third floor. The vessel is certified for 2,500 passengers including crew. Other related facilities include a restaurant, gift shop, commercial center, sports bar and showroom and 1,000 parking spaces. The Company's market is concentrated in the local Quad City area and the Chicago area serviced by ongoing bus programs.

     The Company is currently seeking financing for a $35.0 million project that includes a 260 room hotel, a 500 car parking garage, an overpass that would allow vehicles to cross over active railroad tracks, and a 30 to 100 slip marina. The Company is negotiating with the City of Bettendorf to provide up to $7.5 million in tax increment financing that would be used for the construction of the parking garage, overpass and marina. The commercial center would be developed for administrative offices, banquet/meeting room space, and retail establishments. The Company is negotiating with a financial institution. The Company expects to use approximately $5.0 million of its funds for the development of the project.


AGREEMENTS

City of Bettendorf "Development Agreement"

     The Company entered into an agreement with the City of Bettendorf, a municipal corporation of the State of Iowa, for the purpose of developing a gaming operation in the city. In return for certain conditions, the City of Bettendorf endorsed and supported the Company in obtaining an Iowa gaming license. The Company is in compliance with the conditions of the agreement as follows:

     a. The Company obtained an Iowa gaming license effective April 1, 1995 and began operations on April 21, 1995.

     b. The Company was to use commercially reasonable efforts to facilitate completion of the existing shopping center improvements so that the commercial center would be opened for business on or before September 1, 1996 (See Note 6). The commercial center was opened in October 1995 for the holiday season and is expected to be utilized as part of the hotel project discussed above.

     c. The Company is to pay a development fee to the City of Bettendorf of 2% on adjusted gross receipts exceeding $35,000,000 but not to exceed $44,000,000 during any twelve month period starting on the day gaming operations began, April 21. The maximum revenues subject to the 2% fee would be $9,000,000 resulting in maximum fees of $180,000. The Company has accrued fees of $180,000 and $128,000 as of December 31, 1996 and 1995, respectively.


     Riverbend Regional Authority "Operator's Contract"

     The Company entered into an agreement with the Riverbend Regional Authority, an Iowa not-for- profit corporation (the "RRA") and the holder of the Iowa gaming license, to operate a gaming boat. The Company is in compliance with the conditions of the agreement as follows:

     a. The Company has obtained and is operating a riverboat gaming facility with a minimum capacity of 900 gaming positions.

     b. The Company is to pay RRA $1.00 for each of the first 500,000 admissions and $1.50 for each admission in excess thereof computed on an annual basis commencing on the date gaming operations began, April 21. These admission fees are paid weekly.

     c. If the adjusted gross gaming receipts exceed $44,000,000 during any twelve month period starting on the day gaming operations began, the Company is required to pay to RRA 2% of any such excess. The Company exceeded this level on or about December 30, 1996 and began to make these additional contributions weekly. The Company will pay these contributions weekly until April 20, 1997 (the end of the RRA fiscal year for this purpose) and will expense these contributions as they are paid.

     d. The Company has executed a "Development Agreement" with the City of Bettendorf as required by this agreement.


     Lady Luck Casino, Inc. "Casino Management Agreement"

     The Company entered into an agreement with Andrew H. Tompkins and Lady Luck Casino, Inc. ("LLCI"), a Nevada corporation, to manage the operations of the Company. In May 1996, Lady Luck Gaming Corporation ("LLGC") (the "Management Company"), a Delaware corporation, replaced LLCI as the manager of the casino. Andrew H. Tompkins, LLCI and LLGC are all affiliates of the Company. The Management Company is to supervise and control the Company's operations, provide marketing and accounting services, allow the use of the Lady Luck name in connection with the operations and access to the customer list. Cash payments made by the Company to LLCI, LLGC and their affiliates for services provided to the Company or payments made on behalf of the Company for marketing and advertising production, medical and other insurance, 401(k) plan contributions and other items totaled approximately $1,885,000 and $998,000 for the year and period ended December 31, 1996 and 1995, respectively, excluding management fees and rental expenses paid to these related parties. The Management Company believes that all expenses and costs applicable to the Company are reflected in the accompanying financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis. Highlights of the agreement are as follows:

     a. Term - The term of the "Casino Management Agreement" is from September 30, 1994 to September 30, 2033.

     b. Management Fee - A management fee of 2% of gaming gross revenues (as defined) plus 7% of earnings before income tax, depreciation and amortization (as defined), together not to exceed 4% of the annual casino gross revenue (as defined), will be paid to the Management Company. Effective in June 1996, the management fee was reduced by $37,500 per month. The management fees incurred during the periods ended December 31, 1996 and 1995 were approximately $1,579,000 and $782,000, respectively. The outstanding and unpaid management fees at December 31, 1996 and 1995, were approximately $70,000 and $582,000, respectively. BRDC will provide consulting services concerning licensing, staffing, and management of the marine aspects of the gaming vessel and any land based development. The Management Company is to pay part of its fee, up to $325,000 annually, to BRDC for these consulting services.

     c. Working Capital Reserve - The agreement requires that $500,000 be maintained in a casino bank account (as defined) as working capital for all financial needs of the casino. At December 31, 1996 and 1995, the casino bank account had a book balance of approximately $2,400,000 and $315,000, respectively. On December 28, 1995, approximately $302,000 was withdrawn from this account for operating cash during the New Year's weekend. On January 2, 1996, approximately $1,089,000 was deposited back into this account.

     d. Maintenance Capital Improvements and Furniture, Fixtures and Equipment "Replacement Reserve Account" - The Management Company is required to reserve a percentage of Casino Gross Revenues (as defined) each year (the "Replacement Reserve Account") to pay the cost of additions to and replacements of furniture, fixtures and equipment, and to provide for capital improvements as follows:

      -       1st operating year                                    1.5%
      -       2nd operating year                                    2.5%
      -       3rd operating year                                    3.0%
      -       4th operating year                                    4.0%
      -       5th operating year and each year thereafter           5.0%

     Although funds have not been segregated into a replacement account, this requirement has been constructively met. The Company has made and paid for replacements and capital improvements from the Casino Bank Account, in excess of the approximately $1,555,000 and $522,000 that should have been funded as of December 31, 1996 and 1995, respectively.


     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, but management believes they will not be material.

     b. Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturity of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value.

     c. Inventories - Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market value.

     d. Property and Equipment - Property and equipment are stated at cost. Included in the cost of the commercial center is interest incurred during the construction period of approximately $100,000 and $50,000 incurred in 1996 and 1995, respectively. Depreciation is computed using predominantly the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are as follows:

            Leasehold improvements 15-20 years
            Furniture, fixtures and equipment 5-7 years

     Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Portions of furniture, fixtures and equipment are pledged as collateral for long-term debt (See Note
3).

     e. Revenue Recognition -

     Casino: In accordance with gaming industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying balance sheets.

     Food, Beverage, Entertainment and Gift Shop: Revenues from food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed/made.

     f. Promotional Allowances - The retail value of food, beverage and other items provided on a complimentary basis to customers without charge are included in gross revenues and then deducted as promotional allowances. The estimated cost of providing these promotional allowances are included in casino departmental expenses for the years ended December 31, 1996 and 1995 as follows:

                                          1996                         1995
      Food and Beverage                $2,981,000                   $1,693,000
      Gift Shop                            50,000                       45,000
         Total                         $3,031,000                   $1,738,000

     g. Mad Money Estimates - The Company provides Slot patrons incentives based on the dollar amount of play on slot machines. An accrual has been established based on an estimate on the outstanding value, utilizing the age and prior history of redemptions. This amount is reflected as a current liability on the accompanying balance sheets.

     h. Advertising - Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were approximately $1,399,000 and $1,050,000 in 1996 and 1995, respectively.

     i. Pre-Opening Costs - Pre-opening costs include direct incremental project salaries and other pre-opening costs incurred during the pre-opening phase of projects. All pre-opening costs directly related to construction of projects were capitalized as incurred and were charged to expense in the period each project commenced operations.

     j. Income Taxes - No provision for U.S. federal income taxes or state income taxes is recorded in the financial statements as such liability is the responsibility of the members.

     k. Reclassification - Certain 1995 balances have been reclassified to conform to 1996 presentation.

     3. LONG-TERM DEBT

     At December 31, 1996, long-term debt consisted of the following:


 a.  Northwest Bank and Trust Co. - Interest of
9.25%; principal payment of $100,000 per
month plus interest; due on demand not
earlier than February 1998 and no later than
October, 1998; collateralized by gaming
equipment and guaranteed up to $1,600,000
by affiliates of BRDC.                                               $2,300,000

 b.  Sigma Note - Imputed interest of 8%;
payment of $3,716 per month; for eighteen
months; due in March 1998; collateralized by                             52,000
gaming equipment.                                                     2,352,000

      Less:  current portion                                         (1,245,000)

            Total long-term debt                                     $1,107,000

         At December 31, 1995, long-term debt consists of the following:


 a.  International Gaming Technology (IGT) Note -
Imputed interest of 13.5% interest during the
first twelve months and prime plus 7% during
the last twelve months; monthly principal
payments of $187,872 during the first twelve
months and principal plus interest during the
final twelve months; due March 1997;
collateralized by IGT gaming equipment.                              $2,733,000

 b.   Bally's Note - Interest of 11%; payment of
$4,451 per month; for twelve months; due July
1996; collateralized by Bally gaming                                     26,000
equipment.

 c.   Bally's Note - Interest of 11%; payment of
$4,451 per month; for twelve months; due
September 1996; collateralized by Bally
gaming equipment.                                                        34,000

 d.   Bally's Note - Interest of 11%; payment of
$2,225 per month; for twelve months; due
September 1996; collateralized by Bally
gaming equipment.                                                        17,000

 e.   Rock Island Note - A construction loan with a
maximum principal sum of $2,500,000; interest
of 1% over prime; monthly interest only
payments until May of 1996 then monthly
interest plus $125,000 principal; due December
1997; collateralized by the Commercial Center.                        2,402,000
                                                                      5,212,000

       Less:  current portion                                        (3,332,000)
              Total long-term debt                                   $1,880,000

     Prior to December 31, 1996, the Company obtained financing from Northwest Bank at terms more favorable to the Company to repay the IGT and Bally notes prior to their scheduled maturity.


     4. ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of December 31,:
                                                             1996         1995
         Accrued salaries, vacation and bonuses          $  481,000   $  670,000
         Accrued management fee - affiliates                 70,000      582,000
         Accrued  taxes                                     479,000      293,000
         Other                                              252,000       59,000
            Total accrued liabilities                    $1,282,000   $1,604,000


     5. RELATED PARTY TRANSACTIONS

     The Company has entered into long-term operating leases with related parties. They are as follows:

     a. Land - The Company has entered into a long-term operating lease agreement with BRDC. The lease is for an initial term of 10 years with six 10 year options. The parties have set the lease payment at $150,000 per month, based on the appraised value. The Company has an option to purchase the land during the initial term of the lease for its appraised fair market value.

     b. Boat - The Company has entered into a long-term operating lease, a charter hire lease, with LLGC and Lady Luck Kimmswick, Inc., a Missouri corporation. This lease is for an initial term of 5 years with a 10 year option. The lease payment is $189,000 per month, before use tax. The Company has an option to purchase the Boat during the initial term of lease for its appraised fair market value.

     c. Equipment - The Company has entered into a long-term operating lease with Lady Luck Gaming Finance Corporation to lease equipment. The lease is for an initial term of 36 months with two 1 year renewal options. The lease payment of $122,000 per month was modified in June, 1996 via a written agreement between the parties. Previously, the Company had been paying $100,000 per month.


     6. COMMERCIAL CENTER DEVELOPMENT

     The original gaming license granted to the Company in January 1995 by the Iowa Racing and Gaming Commission (the "IRGC") was conditioned upon the Company's construction of a 76,000 square foot commercial center, on or before April 1, 1996. The Company fulfilled this commitment by accelerating construction of the center. In October 1995, the Company completed construction of a 90,000 square foot center and opened a winter warehouse sale featuring 14 national and local tenants. In January 1996, the IRGC determined that the Company had fulfilled all of its obligations and conditions, and renewed the Company's annual gaming license through March 31, 1997, without further conditions.

     Since completion of the center and the winter warehouse sale, the Company has utilized the center for a variety of purposes. The center has hosted a number of arts and crafts shows, trading card and memorabilia displays, flea markets, and other events of local and regional interest. On December 31, 1996, Jester's Comedy Club opened for business in the center, occupying 5,000 square feet. The Company's future plans for the center include retail, restaurant, and banquet facilities in connection with the proposed development of a full-service hotel, on the site adjacent to the center. As the Company executes these plans, additional tenant and other construction costs will be incurred, the amount of which depends on the specific plan. Management intends to fund these costs from operations.


     7. LITIGATION

     On January 18, 1997, a lawsuit was filed in the United States District Court for the Central District of Illinois, Peoria Division, asserting claims in excess of $2,000,000 for malicious prosecution and intentional infliction of emotional distress arising from the plaintiff's arrest for theft after the plaintiff stopped payment on $20,000 in checks at the casino in August 1995. The Company is in the discovery stage and cannot predict the ultimate outcome of this lawsuit, at this time.


     8. COMMITMENTS AND CONTINGENCIES

     Lease Commitments - Future minimum lease payments for the land, boat and gaming equipment required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 1996, are as follows:

                           1997                   $  6,118,000
                           1998                      4,805,000
                           1999                      4,256,000
                           2000                      4,251,000
                           2001                      4,248,000
                           Thereafter               13,656,000
                              Total               $ 37,334,000


     9. EMPLOYEE SAVINGS PLAN

     LLGC's 401(k) Savings Plan became effective on November 1, 1994. Under the plan, all of the employees of the Company after the completion of one year of service, including at least 1,000 hours of credited service, as defined, are eligible to participate in the plan. Eligible employees can contribute from 1% to 15% of their compensation on a pre-tax basis. For each $1.00 of contribution from the employee, the Company plans to match $0.25 on behalf of the employee, with the employee contribution to be matched not to exceed 4% of the employee's compensation. However, the matching percentage by the Company can vary each year. During 1996 and 1995, 492 and 10 employees, respectively, were eligible for the plan and 125 and 4 employees, respectively, participated in the plan. The Company's matching contribution was $18,328 and $375 for 1996 and 1995, respectively.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable



     PART III

          The Board of Directors of LLGC has established July 23, 1997 as the annual meeting date of shareholders.


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item will be set forth in LLGC's Proxy Statement for the 1997 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


     ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item will be set forth in LLGC's Proxy Statement for the 1997 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item will be set forth in LLGC's Proxy Statement for the 1997 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item will be set forth in LLGC's Proxy Statement for the 1997 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


     ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements.

                  Included in Part II of this Report:

                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations -- for the years ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Mandatory Cumulative Redeemable
                    Preferred Stock and Stockholders'
                  Equity (Deficit) -- for the years ended December 31, 1996,
                    1995 and 1994
                  Consolidated Statements of Cash Flows -- for the years ended
                    December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements


          (a)(2)  Financial Statement Schedules.

                  Included   in   Part  III of  this  Report  --  Unconsolidated
                    financial   statements  Lady  Luck  Bettendorf,   L.C.,  and
                    unconsolidated 50% or less owned investee accounted for under the equity method included in Item 14(d):

                  Report of Independent Accountants
                  Balance Sheets as of December 31, 1996 and 1995
                  Statements of Operations -- for the year ended
                    December 31, 1996 and the period from commencement of operations on April 21, 1995 to December 31, 1995
                  Statements of Mandatory Cumulative Redeemable Preferred Stock
                    and Stockholders' Equity (Deficit) -- for the years ended December 31, 1996 and the period from commencement of operations on April 21, 1995 to December 31, 1995
                  Statements of Cash Flows -- for the years ended
                    December 31, 1996 and the period from commencement of operations on April 21, 1995 to December 31, 1995
                  Notes to Financial Statements


         (a)(3)   Exhibits.

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

          4.24 First Amendment to Stockholders Agreement dated as of June 9, 1993, by and among Andrew H. Tompkins and the Stockholders named therein. Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 (Registration No. 33-91616)(the "Form S-4, No. 91616").

          4.25 Second Supplemental Indenture dated as of March 17, 1995 by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.25 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 by Lady Luck Gaming Corporation.

          4.26 Third Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 by Lady Luck Gaming Corporation the ("1995 Form 10-K.")

          4.27 Fourth Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.27 to the 1995 Form 10-K.

          4.28 Specimen Common Stock  Certificate.  Incorporated by reference to
               Exhibit 4.15 to the Form S-1.

          4.29 Security Agreement (Lady Luck Gaming Finance Corporation) by and between Lady Luck Gaming Finance Corporation and First Trust National Association. Incorporated by reference to Exhibit 4.29 to the 1995 Form 10-K

          4.30 Security Agreement (Lady Luck Gaming Corporation) by and between Lady Luck Gaming Corporation and First Trust National Association. Incorporated by reference to Exhibit 4.30 to the 1995 Form 10-K

          4.31 Pledge Agreement between Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit
               4.31 to the 1995 Form 10-K

          10.1.Lease for parking lot in Biloxi, Mississippi dated May 28, 1993 by and between John M. Mladnick and Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 10.18 to the Form S-1.

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

          10.10Silver Land,  Inc.  Amended and Restated  Lease  Agreement  dated
               December 31, 1992. Incorporated by reference to Exhibit 10.8 to the Form S-1.

          10.11Lease for part of casino site in Natchez,  Mississippi dated June
               30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to Exhibit 10.9 to the Form S-1.

          10.12Lease for part of casino site in Natchez,  Mississippi dated June
               30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to Exhibit 10.10 to the Form S-1.

          10.13Sublease  Contract  dated  August 13, 1993 by and between  Callon
               Petroleum Company and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.22 to the Form 10-K.

          10.14Lease for parking  lot in Central  City,  Colorado  dated June 1,
               1993 by and among Gold Coin Incorporated and J. Scott Bradley and Phyllis M. Brown (Lots 1-12). Incorporated by reference to
               Exhibit 10.21 to the Form S-4 Registration Statement previously filed under the Securities Act (No. 33-65232) (the "Form S-4, No. 65232").

          10.15Lease for parking  lot in Central  City,  Colorado  dated June 1,
               1993 by and among J. Scott Bradley and Phyllis M. Brown and Gold Coin Incorporated (Lots 13-21). Incorporated by reference to
               Exhibit 10.22 to the Form S-4, No. 65232.

          10.16Agreement   of  Option,   Purchase  and  Sale  and  Joint  Escrow
               Instructions for Vicksburg, Mississippi casino site dated May 21, 1993 by and between Lady Luck Vicksburg, Inc. and Vicksburg Terminal Company, Inc. Incorporated by reference to Exhibit 10.11 to the Form S-1.

          10.17Option to purchase site in Jefferson County,  Missouri dated July
               8, 1993 by and between Lady Luck Kimmswick, Inc. and Donald J. Branch. Incorporated by reference to Exhibit 10.17 to the Form S-1.

          10.18Lease in Coahoma, Mississippi dated November 30, 1993 (sic) by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. Incorporated by reference to Exhibit 10.28 to the Form 10-K.

          10.19Agreement  dated  March 19,  1994 by and among  Lady Luck  Gaming
               Corporation,   Old  River  Development,   Inc.  and  D.J.  Brata.
               Incorporated by reference to Exhibit 10.29 to the Form 10-K.

          10.20Lady  Luck  Gaming   Corporation   Employee  Stock  Option  Plan.
               Incorporated by reference to Exhibit 10.31 to the Form 10-K.

          10.21Indemnification  Agreement  dated  April  28,  1993 by and  among
               Terry Christensen, Barry Fink, Kimberly Harrison, Colorado Casino Properties Investment L.P. and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.13 to the Form S-1.

          10.22$2,300,000  Promissory Note of Gold Coin Incorporated dated April
               28, 1993. Incorporated by reference to Exhibit 10.14 to the Form S-1.

          10.23Warrant Agreement dated April 1, 1993. Incorporated by reference to Exhibit 10.15 to the Form S-1.

          10.24Amendment  to  Agreement  dated March 19, 1994 (sic) by and among
               Lady Luck Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.32 to the Form S-4 registration statement filed under the Securities Act (No. 33-77184) (the "Form S-4, No. 77184").

          10.25Option   Agreement   dated   April  28,   1994  by  and   between
               Seven-Thirty, Inc. and Lady Luck Scott City. Inc. Incorporated by reference to Exhibit 10.33 to the Form S-4, No. 77184.

          10.26Lease  dated  September  13,  1993 by and  between  Nancy  Harris
               Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams as Trustee under the Trust Agreement dated September 9, 1993, as Lessor and D.J. Brata as Lessee. Incorporated by reference to
               Exhibit 10.34 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 1994 of Lady Luck Gaming Corporation (the "June 30, 1994 Form 10-Q.")

          10.27Assignment of Lease Agreement dated September 30, 1993 by and between D.J. Brata, as assignor, and Old River Development, Inc., as assignee. Incorporated by reference to Exhibit 10.35 to the Form 10-Q for the quarter ended June 30, 1994.

          10.28Modification of Lease Agreement dated February 8, 1994 by and between Old River Development, Inc., Lady Luck Tunica, Inc. and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben
               C. Adams, Jr., as Trustee under the Trust dated September 9, 1993. Incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended June 30, 1994.

          10.29Second Modification of Lease Agreement dated April 7, 1994 by and between Old River Development, Inc., Lady Luck Gaming Corporation and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust Agreement dated September 9, 1993. Incorporated by reference to
               Exhibit 10.37 to the June 30, 1994 Form 10-Q.

          10.30Escrow Agreement  Concerning Agreement of Option and Purchase and
               Sale of Property dated April 21, 1994 by and among Vicksburg Terminal Company, Inc. and Lady Luck Vicksburg, Inc., including Exhibit A, Agreement of Option, Purchase and Sale and Joint Escrow Instructions. Incorporated by reference to Exhibit 10.38 to the June 30, 1994 Form 10-Q.

          10.31Agreement  dated July 18, 1994 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Casino, Inc., a Nevada corporation, and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.40 to the June 30, 1994 Form 10-Q.

          10.32Management Agreement dated August 15, 1994 by and among the Pueblo of Santa Ana, (the "Pueblo"), a federally recognized Indian Tribe, Santa Ana Nonprofit Enterprise, an enterprise at the Pueblo, and Lady Luck New Mexico, Inc., a New Mexico corporation. Incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 of Lady Luck Gaming Corporation.

          10.33Letter  Agreement  dated  October 24,  1994 by and between  Alain
               Uboldi and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 by Lady Luck Gaming Corporation (the "1994 Form 10-K").

          10.34Letter  Agreement  dated  October 24, 1994 by and between Rory J.
               Reid and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.42 to the 1994 Form 10-K.

          10.35Amended and  Restated  Joint  Venture  Agreement by and among Old
               River Development, Inc., D.J. Brata, Bally's Operator, Inc., a Delaware corporation, Bally's Tunica, Inc., a Mississippi corporation and Bally's Olympia Limited Partnership, a Delaware limited partnership dated February 24, 1995. Incorporated by reference to Exhibit 2(a) to the Form 8-K of Lady Luck Gaming Corporation dated February 28, 1995.

          10.36Stock Exchange  Agreement  dated December 30, 1994 by and between
               Grace Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit
               10.44 to the 1994 Form 10-K.

          10.37Stock Exchange  Agreement  dated February 17, 1995 by and between
               Grace Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit
               10.45 to the 1994 Form 10-K.

          10.38Real  Estate   Lease   dated   January  12,  1995  by  and  among
               Greenbridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Bettendorf, L.C., an Iowa limited liability company and Lady Luck Quad Cities, Inc., a Delaware corporation. Incorporated by reference to Exhibit 10.46 to the 1994 Form 10-K.

          10.39Operating  Agreement  dated  December 2, 1994 by and between Lady
               Luck Quad Cities, Inc., a Delaware corporation and Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.47 to the 1994 Form 10-K.

          10.40Charter  Agreement  dated December 9, 1994 by and among Lady Luck
               Gaming Corporation, Lady Luck Kimmswick, Inc. and Lady Luck Bettendorf, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.48 to the 1994 Form 10-K.

          10.41Memorandum  of Intent  dated  February  22, 1995 by and among C-A
               International Associates, a Virginia limited partnership and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K.

          10.42Agreement of General Partnership dated as of November 30, 1995 by and among Lady Luck Kimmswick, Inc., a Missouri corporation and Davis Gaming Company II. Incorporated by reference to Exhibit 2 to the Form 8-K of Lady Luck Gaming Corporation dated December 1, 1995.

          10.43Memorandum of Understanding  between Lady Luck Biloxi, Inc., Lady
               Luck Gaming Corporation and Algernon Blair, Inc. Incorporated by reference to Exhibit 10.58 to the Form S-4, No. 91616.

          10.44Contribution  and Sale  Agreement  dated February 5, 1996 between
               Lady Luck Mississippi, Inc. and Holstar, Inc. Incorporated by reference to Exhibit 2 to the Form 8-K of Lady Luck Gaming Corporation dated February 5, 1996.

          10.45License  Agreement  dated as of  January  1, 1996 among Lady Luck
               Casino, Inc., Lady Luck Gaming Corporation and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K.

          10.46Services  Agreement  dated as of  January 1, 1996 among Lady Luck
               Gaming Corporation and Marco Polo International Marketing, Inc. Incorporated by reference to Exhibit 10.46 to the 1995 Form 10-K.

          10.47Office  Lease  dated as of January 1, 1996 among Lady Luck Gaming
               Corporation and Gemini, Inc. Incorporated by reference to Exhibit
               10.47 to the 1995 Form 10-K.

          10.48Assignment and Assumption Agreement dated as of January 1, 1996 among Lady Luck Gaming Corporation and Lady Luck Casinos, Inc. Incorporated by reference to Exhibit 10.48 to the 1995 Form 10-K.

          10.49Contract  for the  Purchase  and Sale of Real Estate and Personal
               Property dated as of April 12, 1996 by and between River Park Hotel Group, Inc. and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 of Lady Luck Gaming Corporation.

          10.50Memorandum  of  Understanding  dated  November  1996 between Gold
               Coin, Inc., a Delaware corporation and Colorado Gaming, Inc., a Colorado corporation.

          21   Subsidiaries of Lady Luck Gaming Corporation.

          27   Financial Data Schedule


               (b) Reports on Form 8-K.

                    None.

               (c) Exhibits.

               (d) Financial Statement Schedules

                       Lady Luck Bettendorf, L.C.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LADY LUCK GAMING CORPORATION


     By           /s/ Andrew H. Tompkins
                  Andrew H. Tompkins
                  (Chairman of the Board and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/ Andrew H. Tompkins                                       March 25, 1997
     Andrew H. Tompkins
     (Chairman of the Board, Principal Executive Officer and Director)


     /s/ Alain Uboldi                                             March 25, 1997
     Alain Uboldi
     (President, Chief Operating Officer and Director)


     /s/ Lawrence P. Tombari                                      March 25, 1997
     Lawrence P. Tombari
     (Senior Vice President, Chief Financial Officer and
           Principal Financial Officer)


     /s/ James D. Bowen                                           March 25, 1997
     James D. Bowen
     (Vice President Finance and Principal Accounting Officer)


     /s/ Rory J. Reid                                             March 25, 1997
     Rory J. Reid
     (Senior Vice President, General Counsel, Secretary and Director)


     /s/ Minxin Pei                                               March 25, 1997
     Minxin Pei
     (Director)


     /s/ Anthony J. Drexel Biddle III                             March 25, 1997
     Anthony J. Drexel Biddle III
     (Director)


     /s/ James A. Bilbray                                         March 25, 1997
     James A. Bilbray
     (Director)